Form 10QSB
period 1997-03-31
SFB BANCORP INC
filed 1997-05-20
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1997

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------    ------------

                            Commission File Number  333-23505
                                                   -----------

                                SFB BANCORP, INC
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                      Tennessee                           Applied for
--------------------------------------------     -------------------------------
State or other jurisdiction of incorporation     (I.R.S. Employer Identification
                or organization)                            Number)



    632 East Elk Avenue  Elizabethton, Tennessee                     37643
--------------------------------------------------                 ----------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (423) 543-3518
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X  Yes      No
                                  ---      ---

         As of May 20, 1997, there were no shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional small business disclosure format:

                                      Yes   X  No
                                  ---      ---

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                              Page(s)
-------                                                              -------

FINANCIAL INFORMATION

Item 1.

Financial Statements....................................................3

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings..............................................4

Item 2.  Changes in Securities..........................................4

Item 3.  Defaults Upon Senior Securities................................4

Item 4.  Submission of Matters to a Vote of Security Holders............4

Item 5.  Other Information..............................................4

Item 6.  Exhibits and Reports on Form 8-K...............................4

Signatures..............................................................5

                             PART I - NOT APPLICABLE

The information as required by Part 1 of the Form 10-QSB has been omitted because the conversion from the mutual to stock form of ownership (the "Conversion"), as described in the Form SB -2 (file no. 333-23505), has not yet occurred. It is anticipated that the Conversion will be completed on or about June 1, 1997.

Part II.                       OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            None

Item 2.  Changes in Securities
         ---------------------

            None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           None

Item 5.  Other Information
         -----------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

             99     Financial Statements of Security Federal Savings Bank

            No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SFB Bancorp, Inc.

Date:           May 20, 1997             By /s/ Peter W. Hampton
          --------------------------        --------------------
                                                Peter W. Hampton
                                                (President)

Date:           May 20, 1997             By /s/ Bobby Hyatt
          --------------------------        ---------------
                                                Bobby Hyatt
                                                (Principal Accounting Officer)