Form 10QSB
period 1997-06-30
SFB BANCORP INC
filed 1997-08-07
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    -------------

                         Commission File Number 0-22587
                                                -------

                                SFB BANCORP, INC.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Tennnessee                                   62-1683732
---------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation    I.R.S. Employer Identification
        or organization)                         Number)


    632 East Elk Avenue Elizabethton, Tennessee                        7643
-------------------------------------------------------------       ----------
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

         As of June 30, 1997, there were 767,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional small business disclosure format:

                                                          Yes             X No
                                                       ---               ---

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index


PART I.                                                                             Page(s)
-------                                                                             -------

FINANCIAL INFORMATION

Item 1
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1996 and June 30, 1997 .    3

Consolidated Statements of Income - (Unaudited) for the three and six month periods    4

Consolidated Statements of Cash Flows - (Unaudited) for the six months
  ended June 30, 1996 and 1997 ....................................................    5

Notes to (Unaudited) Consolidated Financial Statements ............................   6-8

Item 2
Management's Discussion and Analysis of Financial Condition
  and Results of Operations .......................................................   9-13

PART II.
-------

OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................   14

Item 2.  Changes in Securities ....................................................   14

Item 3.  Defaults Upon Senior Securities ..........................................   14

Item 4.  Submission of Matters to a Vote of Security Holders ......................   14

Item 5.  Other Information ........................................................   14

Item 6.  Exhibits and Reports on Form 8-K .........................................   14

Signatures ........................................................................   15

                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                     (in thousands except share information)


                                                                        December 31,              June 30,
                                                                     ----------------------------------------
           Assets                                                          1996                     1997
           ------                                                          ----                     ----
Cash on hand                                                           $        396            $       534
Interest earning deposits in other banks                                      1,018                  5,824
Investment securities:
   Held to maturity (market value of $613
     in 1996 and $617 in 1997)                                                  715                    725
   Available for sale (amortized cost of $599
     in 1996 and $649 in 1997)                                                  597                    648
Loans receivable, net                                                        36,808                 38,080
Mortgage-backed securities:
   Available for sale (amortized cost of $5,941 in
     1996 and $5,577 in 1997)                                                 5,768                  5,427
Premises and equipment, net                                                     533                    530
Real estate owned                                                                60                      -
Federal Home Loan Bank stock                                                    394                    409
Accrued interest receivable                                                     257                    266
Prepaid expenses and other assets                                                33                     72
                                                                        -----------             ----------

         Total assets                                                  $     46,579            $    52,515
                                                                        ===========             ==========

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                               $     40,765            $    40,026
Federal Home Loan Bank advances                                                 800                      -
Advance payments by borrowers for taxes and insurance                           202                    460
Accrued expenses and other liabilities                                          122                    183
Income taxes payable:
   Current                                                                       13                     84
   Deferred                                                                       1                      7
                                                                        -----------             ----------

         Total liabilities                                                   41,903                 40,760
                                                                        -----------             ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     none outstanding)                                                            -                      -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued and outstanding at June 30, 1997 )                     -                     77
   Paid-in capital                                                                -                  7,309
   Retained earnings, substantially restricted                                4,784                  5,068
   Unrealized loss on securities available for sale, net
     of income taxes                                                           (108)                   (91)
   Unearned compensation:
     Employee stock ownership plan                                                -                   (608)
                                                                        ===========             ==========

         Total stockholders' equity                                           4,676                 11,755
                                                                        -----------             ----------

         Total liabilities and stockholders' equity                    $     46,579             $   52,515
                                                                        ===========             ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                  (in thousands, except per share information)

                                                        For Three Months Ended                   For Six Months Ended
                                                               June 30,                                June 30,
                                                 ------------------------------------    ------------------------------------
                                                      1996               1997                    1996              1997
                                                      ----               ----                    ----              ----
Interest income:
   Loans                                           $    733            $   793                $   1,432         $   1,572
   Mortgage-backed securities                            95                 79                      196               162
   Investments                                           22                 26                       44                50
   Interest earning deposits                             20                 51                       45                60
                                                    -------             ------                 --------          --------
         Total interest income                          870                949                    1,717             1,844
                                                    -------             ------                 --------          --------

Interest expense:
   Deposits                                             486                511                      994             1,002
   Federal Home Loan Bank advances                        -                  -                        -                 3
                                                    -------             ------                 --------          --------
         Total interst expense                          486                511                      994             1,005
                                                    -------             ------                 --------          --------
         Net interest income                            384                438                      723               839

Provision for loan losses                                 7                  -                       15                -
                                                    -------             ------                 --------          --------
         Net interest income after provision
           for loan losses                              377                438                      708               839

Non-interest income:
   Loan fees and service charges                         32                 35                       73                70
   Other                                                  3                  1                        8                 6
                                                    -------             ------                 --------          --------
         Total non-interest income                       35                 36                       81                76
                                                    -------             ------                 --------          --------

Non-interest expenses:
   Compensation                                         116                131                      218               249
   Employee benefits                                     13                 18                       26                34
   Net occupancy expense                                 20                 18                       40                34
   Deposit insurance premiums                            24                  6                       47                 8
   Data processing                                       16                 17                       34                36
   Other                                                 42                 63                       88               109
                                                    -------             ------                 --------          --------
         Total non-interest expenses                    231                253                      453               470
                                                    -------             ------                 --------          --------

         Income before income taxes                     181                221                      336               445

Income tax expense                                       65                 82                      118               161
                                                    -------             ------                 --------          --------

         Net income                                $    116            $   139                $     218         $     284
                                                    =======             ======                 ========          ========

   Weighted  average common equivalent
share outstanding:                                       N/A               706                      N/A               706
   Net income per share (since inception)                N/A             $ .19                      N/A             $ .40


The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                ---------------------------------------
                                                                                       1996                1997
                                                                                       ----                ----

Operating activities:
   Net income                                                                       $     218          $     284

   Adjustments to reconcile net income to net cash provided  (used) by operating activities:
     Depreciation                                                                          27                 25
     Provision for loan losses                                                             15                  -
     Increase (decrease) in reserve for uncollected interest                                -                  7
     Net increase (decrease) in deferred loan fees                                          8                (16)
     Accretion of discounts on investment securities net                                  (10)               (12)
     Amortization of premiums on mortgage-backed securities                                13                  6
     Amortization of unearned compensation                                                  -                  8
     FHLB stock dividends                                                                 (13)               (15)
     (Increase) decrease in other assets                                                   88                (14)
     (Increase) decrease in accrued interest receivable                                    (4)               (16)
     Increase (decrease) in accrued expenses and other liabilities                        (11)                61
     Increase in current income taxes                                                      21                 71
                                                                                     --------           --------
         Net cash provided by operating activities                                        352                389
                                                                                     --------           --------

Investing activities:
   Purchase of investment securities held to maturity                                  (1,000)                 -
   Maturity of investment securities held to maturity                                   1,000                  -
   Purchase of investment securities available for sale                                   (99)              (300)
   Maturities of investment securities available for sale                                 250                250
   Principal payments on mortgage-backed securities
     available for sale                                                                   648                359
   Net increase in loans                                                               (2,014)            (1,221)
   Purchase of premises and equipment                                                      (8)               (22)
                                                                                     --------           --------

         Net cash used by investing activities                                         (1,223)              (934)
                                                                                     --------           --------

Financing activities:
   Net increase (decrease) in deposits                                                   (282)              (739)
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                                              201                258
   Repayment of FHLB advances                                                               -               (800)
   Issuance of  common stock                                                                -              7,056
   Payment of accrued conversion cost                                                       -               (286)
                                                                                     --------           --------
         Net cash provided (used) by financing activities                                 (81)             5,489
                                                                                     --------           --------

         Increase (decrease) in cash and cash equivalents                                (952)             4,944

Cash and cash equivalents at beginning of period                                        2,729              1,414
                                                                                     --------           --------

Cash and cash equivalents at end of period                                          $   1,777          $   6,358
                                                                                     ========           ========



Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
     Interest                                                                       $   1,025          $     999
     Income taxes                                                                          51                 81



The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.   SFB Bancorp, Inc.
     -----------------

     SFB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of Security Federal Bank (the "Bank") in connection with the Bank's conversion from a federal chartered mutual savings bank to a federal chartered stock savings bank, pursuant to its Plan of Conversion. The Company commenced on April 14, 1997, a Subscription Offering of its shares in connection with the conversion of the Savings Bank (the "Conversion"). On May 29,1997 the Conversion was complete (see Note 4). The financial statements of the Bank are presented on a consolidated basis with those of the Company.

     The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, SFS, Inc. (SFS). The impact of SFS on the consolidated financial statements is insignificant. SFS has no operating activity other than to own stock in a third-party service bureau.

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six month period ended June 30, 1997 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1996 which are included in the Form SB-2 (file no. 333-23505).

SFB BANCORP, INC. AND SUBSIDIARY     Notes to Consolidated Financial Statements,
                                     Continued
-------------------------------------------------------------------------------

3.   Earnings Per Share
     ------------------

     Earnings per share amounts for the three and six month periods ended June 30, 1997 are based on the average number of shares outstanding throughout the periods, except that the initial issue has been given an effective date of January 1, 1997. No comparative amounts have been presented for the three and six month periods ended June 30, 1996 because no shares were outstanding during that period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4.   Stockholders' Equity
     --------------------

     The Company was incorporated under Tennessee law in March 1997 to acquire and hold all the outstanding common stock of the Bank, as part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, which was consummated on May 29, 1997, the Company issued and sold 767,000 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $7.4 million after conversion expenses of approximately $286,000. The Company retained approximately $3.1 million of the proceeds and used the remaining proceeds to purchase the newly issued capital stock of the Bank in the amount of $3.7 million and a loan to the ESOP of approximately $614,000.

     The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

     At the time of conversion, the Bank established a liquidation account in an amount equal to its retained income as reflected in the latest consolidated balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

SFB BANCORP, INC. AND SUBSIDIARY     Notes to Consolidated Financial Statements,
                                     Continued
-------------------------------------------------------------------------------


5.   Employee Stock Ownership Plan (ESOP)
     ------------------------------------

     As part of the conversion discussed in Note 4, an Employee Stock Ownership Plan (ESOP) was established for all employees who have attained the age of 21 and have been credited with at least 1,000 hours of service during a 12-month period. The ESOP borrowed approximately $614,000 from the Company and used the funds to purchase 61,360 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On June 30, 1997, the loan had an outstanding balance of approximately $614,000 and an interest rate of 8.5%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

     For the three and six months ending June 30, 1997, compensation from the ESOP of approximately $8,000 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 1997, the ESOP had approximately 510 allocated shares and 60,850 unallocated shares.

     The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.


6.   Asset Quality
     -------------

     At June 30, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $445,000. Nonperforming loans were 1.16% of total loans at June 30, 1997. Total nonperforming assets as a percent of total assets at June 30, 1997 was .85%.

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or Security Federal Bank as appropriate.


Comparison of Financial Condition at December 31, 1996 and June 30, 1997

The Company's total consolidated assets increased by approximately $5.9 million or 12.8% from $46.6 million at December 31, 1996 to $52.5 million at June 30, 1997. The increase in assets for the period was primarily attributable to the net proceeds received from the initial public offering.

The composition of the Company's balance sheet has not been materially affected by market conditions between December 31, 1996 and June 30, 1997. Net loans increased $1.3 million or 3.5%. This increase resulted from the Company's origination of loans to satisfy increased demand for fixed rate mortgage loans. Interest earning deposits increased by $4.8 million mainly as a result of the net proceeds raised in the initial public offering being invested in overnight accounts and short-term certificates of deposits.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at June 30, 1997 consisted primarily of fixed rate loans with maturities up to fifteen (15) years. Consequently, the Company is exposed to interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its high capital levels and available liquid assets. See "Liquidity and Capital Resources" discussion below.

Deposits decreased approximately $740,000 or 1.8%, from $40.8 million at December 31, 1996 to $40.0 million at June 30, 1997. The decrease in deposits was primarily attributable to approximately $1.9 million of withdraws made to purchase stock in the recent public offering offset by new deposits of approximately $1.2 million. The Company also repaid $800,000 in Federal Home Loan Bank advances.

Comparison of Results of Operations for the Three Months Ended June 30, 1996 and 1997

Net Income. Net income increased $23,000 or 19.8% from $116,000 for the three months ended June 30, 1996 to $139,000 for the three months ended June 30, 1997. The increase was primarily the result of an increase in net interest income offset by an increase in non-interest expense. The return on average assets was 1.09% for the three months ended June 30, 1997 compared to 1.02% in 1996.

Net Interest Income. Net interest income increased $54,000 or 14.1% from $384,000 for the three months ended June 30, 1996 to $438,000 for the three months ended June 30, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $2.4 million or 61% for the three months ended June 30, 1997 as compared to 1996. This was primarily as a result of the proceeds from the stock offering. The interest rate spread increased from 2.93% for three months ending June 30, 1996 to 2.95% for the three months ending June 30, 1997.

Interest Income. Total interest income increased $79,000 from $870,000 for the three months ended June 30, 1996 to $949,000 for the three months ended June 30, 1996. Interest on loans increased $60,000, or 8.2% and interest on overnight funds increase by $31,000. Interest on investments and mortgage-backed securities declined in aggregate by $12,000 as the portfolio declined.

Interest Expense. Interest expense increased $25,000 from $486,000 for the three months ended June 30, 1996 to $511,000 for the three months ended June 30, 1997. The increase for the three months ending June 30, 1997 was the result of a $2.6 million increase in the average deposit outstanding offset by a 6 basis point decrease in the average cost of funds.

Provision for Loan Losses. The provision for loan losses for three month periods ended June 30, 1996 was $7,000 and no provision was recorded for the period ending June 30, 1997. For the period ended June 30, 1997, a provision was not considered necessary as the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. Management determined not to increase the level of the allowance for loan losses based on its analysis of (I) the Comapny's past loan loss experience, (ii) known and inherent risks in the Company's loan portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions. The ratio of the loss allowance to non-performing loans at June 30, 1997 was 68.3%.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services.

Non-Interest Expense. Non-interest expense increased by $22,000 from $231,000 for the three months ending June 30, 1996 to $253,000 for 1997. The primary reason for the increase was as a result of additional compensation cost and other non-interest expenses offset by reduced deposit insurance premiums. Additional operating expense as a public company and the effect of increased compensation from the recognition of allocated ESOP shares at fair market value were recognized during the quarter ending June 30, 1997. The Company recognized $8,000 of compensation expense related to the Employee Stock Ownership Plan. Net occupancy and data processing remained relatively stable. Non-interest expense could increase in future periods if certain contemplated benefit plans are adopted by the board of directors and approved by the stockholders.

Income Taxes. Income tax expense for the three months ending June 30, 1997 was $82,000 compared to $65,000 for the same period in 1996. The increase was the result of pre-tax income increasing by $40,000.

Comparison of Results of Operations for the Six Months Ended June 30, 1996 and 1997

Net Income. Net income increased $66,000 or 30.3% from $218,000 for the six months ended June 30, 1996 to $284,000 for the six months ended June 30, 1997.

Net Interest Income. Net interest income increased $116,000 or 16.0% from $723,000 for the six months ended June 30, 1996 to $839,000 for the six months ended June 30, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $1.5 million or 39% for the six months ended June 30, 1997 as compared to 1996. The interest rate spread increased from 2.79% for six months ending June 30, 1996 to 3.02% for the six months ending June 30, 1997.

Interest Income. Total interest income increased $127,000 or 7.4% from $1,717,000 for the six months ended June 30, 1996 to $1,844,000 for the six months ended June 30, 1997. Interest on loans increased $140,000, or 9.8%. Interest on overnight funds invested by the Company also increased by $15,000. Interest on investments and mortgage-backed securities in aggregate decreased by $28,000 as the portfolio matured and principal payments were received.

Interest Expense. Interest expense increased $11,000 from $994,000 for the six months ended June 30, 1996 to $1,005,000 for the six months ended June 30, 1997. The increase for the six months ending June 30, 1997 was the result of a $1.6 million increase in average deposits outstanding offset by a 15 basis point decrease in the average cost of funds. Interest expense also increase by $3,000 for advances from the Federal Home Loan Bank which were utilized in the six months ending June 30, 1997.

Provision for Loan Losses. The provision for loan losss for the six month periods ended June 30, 1996 was $15,000 and no provision for 1997 was recorded. For the period ended June 30, 1997, a provision was not considered necessary as the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. Management determined not to increase the level of the allowance for loan losses based on its analysis of (I) the Comapny's past loan loss experience, (ii) known and inherent risks in the
Company's loan portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

Non-Interest Expense. Non-interest expense increased by $17,000 from $453,000 for the six months ending June 30, 1996 to $470,000 for 1997. This increase was the direct result of additional compensation, employee benefits, and other non-interest expense during the six months of 1997 and was offset by reduced deposit insurance premiums. Increased compensation was the result of inflationary increases and the recognition of allocated ESOP shares at fair market value. During the six month period ending June 30, 1997, the Company recognized $8,000 of compensation expense related to the Employee Stock Ownership Plan. Net occupancy cost and data processing remained relatively stable as compared with the same period in 1996. Non-interest expense could increase in future periods if certain contemplated benefit plans are adopted by the board of directors and approved by the stockholders.

Income Taxes. Income tax expense for the six months ending June 30, 1997 was $161,000 compared to $118,000 for the same period in 1996. The inrease was the result of pre-tax income increasing by $109,000 for the six months in 1997.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 1997, there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at June 30, 1997 were approximately $136,000.

At June 30, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at June 30, 1997. The Bank had the following capital ratios at June 30, 1997:


                                                                             For Capital                   Categorized as
                                            Actual                       Adequacy Purposes             "Well Capitalized"(1)
                                 ----------------------------    -----------------------------    -----------------------------
                                      Amount         Ratio             Amount         Ratio            Amount          Ratio
                                 ----------------------------    -----------------------------    -----------------------------

  As of June 30, 1997:

  Total Capital
     (To risk weighted assets)        $   8,358      31.3%             $   2,137      8.00%             $   2,671       10.0%

  Tier I Capital
     (To risk weighted assets)        $   8,058      30.2%             $   1,069      4.00%             $   1,602        6.0%

  Tier I Capital
     (To total assets)                $   8,058      16.3%             $   1,482      3.00%             $   2,472        5.0%

  Tangible Capital
     (To total assets)                $   8,058      16.3%             $     741      1.50%             $   2,472        5.0%




  (1) As categorized under the Prompt Corrective Action Provisions.

Part II.                           OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

            None

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            None

Item 5.     Other Information
            -----------------
            None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a)         3(i)  Charter of SFB Bancorp, Inc. (incorporated by reference to the
                  Registration Statement on Form SB-2, File No. 333-23505).

            3(ii) Bylaws of SFB Bancorp, Inc. (incorporated by reference to the
                  Registration Statement on Form SB-2, File No. 333-23505).

            10 Employment Agreement with Peter W. Hampton ( incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505).

            27    Financial Data Schedule ( Electronic filing only)

(b)               Reports on Form 8-K
                   None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SFB Bancorp, Inc.




Date:    August 7, 1997                By /s/ Peter W. Hampton
      ---------------------               ----------------------------------
                                              Peter W. Hampton
                                              (President and Chief Executive
                                               Officer)










Date:    August 7, 1997                By /s/ Bobby Hyatt
      ---------------------               ----------------------------------
                                              Bobby Hyatt
                                              (Principal Accounting Officer)