Form 10QSB
period 1997-09-30
SFB BANCORP INC
filed 1997-11-10
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    ----------

                         Commission File Number 0-22587


                                SFB BANCORP, INC.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


               Tennessee                                62-1683732
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

   632 East Elk Avenue, Elizabethton, Tennessee                      37643
-----------------------------------------------------------       -----------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (423) 543-3518
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

                  X      Yes                    No
               ---------               --------

As of September 30, 1997, there were 767,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                         Yes              X     No
               ---------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                                             Page(s)
-------                                                                                                             -------

FINANCIAL INFORMATION
Item 1.
Financial Statements
Consolidated Balance Sheets-(Unaudited) as of December 31, 1996 and September 30, 1997..................................3

Consolidated Statements of Income - (Unaudited) for the three and nine month periods ended September 30, 1996 and 1997.....................................................................................4

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended September 30, 1996 and 1997.....................................................................................5

Notes to (Unaudited) Consolidated Financial Statements................................................................6-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................................................................9-12

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................13

Item 2.  Changes in Securities.........................................................................................13

Item 3.  Defaults Upon Senior Securities...............................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................13

Item 5.  Other Information.............................................................................................13

Item 6.  Exhibits and Reports on Form 8-K..............................................................................13

Signatures.............................................................................................................14


                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands except share data)

                                                                            December 31,         September 30,
                                                                         -------------------- --------------------
           Assets                                                               1996                 1997
           ------                                                               ----                 ----
Cash on hand                                                             $             396    $            606
Interest earning deposits in other banks                                             1,018               3,872
Investment securities:
   Held to maturity (market value of $613
     in 1996 and $617 in 1997)                                                         715               1,136
   Available for sale (amortized cost of $599
     in 1996 and $649 in 1997)                                                         597                 598
Loans receivable, net                                                               36,808              39,988
Mortgage-backed securities:
   Available for sale (amortized cost of $5,941 in
     1996 and $5,577 in 1997)                                                        5,768               5,267
Premises and equipment, net                                                            533                 541
Real estate owned                                                                       60                   -
Federal Home Loan Bank stock                                                           394                 416
Accrued interest receivable                                                            257                 278
Prepaid expenses and other assets                                                       33                  55
                                                                           ---------------     ---------------

         Total assets                                                    $          46,579    $          52,757
                                                                           ===============      ===============

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                                 $         40,765     $         39,853
Federal Home Loan Bank advances                                                       800                    -
Advance payments by borrowers for taxes and insurance                                 202                  480
Accrued expenses and other liabilities                                                122                  229
Income taxes payable:
   Current                                                                             13                  149
   Deferred                                                                             1                   36
                                                                         ----------------     ----------------

         Total liabilities                                                         41,903               40,747
                                                                          ---------------      ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     none outstanding)                                                                -                    -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued and outstanding at September 30, 1997 )                      -                   77
   Paid-in capital                                                                      -                7,316
   Retained earnings, substantially restricted                                      4,784                5,257
   Unrealized loss on securities available for sale, net
     of income taxes                                                                 (108)                 (47)
   Unearned compensation:
     Employee stock ownership plan                                                      -                 (593)
                                                                          ---------------      ----------------

         Total stockholders' equity                                                 4,676               12,010
                                                                          ---------------      ---------------

         Total liabilities and stockholders' equity                      $          46,579    $         52,757
                                                                           ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)


                                                     For Three Months Ended             For Nine Months Ended
                                                         September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                      1996            1997               1996            1997
                                                      ----            ----               ----            ----
Interest income:
   Loans                                         $          744   $         827     $        2,176         $ 2,399
   Mortgage-backed securities                                93              77                289             239
   Investments                                               22              29                 66              79
   Interest earning deposits                                 13              61                 58             121
                                                   ------------    ------------       ------------    ------------
         Total interest income                              872             994              2,589           2,838
                                                   ------------    ------------       ------------    ------------

Interest expense:
   Deposits                                                 485             489              1,479           1,491
   Federal Home Loan Bank advances                          -               -                  -                 3
                                                 --------------  --------------     --------------    ------------
         Total interest expense                             485             489              1,479           1,494
                                                   ------------    ------------       ------------    ------------
         Net interest income                                387             505              1,110           1,344

Provision for loan losses                                     8               3                 23               3
                                                   ------------    ------------       ------------    ------------
         Net interest income after provision
           for loan losses                                  379             502              1,087           1,341

Non-interest income:
   Loan fees and service charges                             44              37                117             107
   Other                                                      2               3                 10               9
                                                   ------------    ------------       ------------    ------------
         Total non-interest income                           46              40                127             116
                                                   ------------    ------------       ------------    ------------

Non-interest expenses:
   Compensation                                             108             112                326             361
   Employee benefits                                         12              15                 38              49
   Net occupancy expense                                     17              19                 57              53
   Deposit insurance premiums                               287               7                334              15
   Data processing                                           19              19                 53              55
   Other                                                     44              70                132             179
                                                   ------------    ------------       ------------    ------------
         Total non-interest expenses                        487             242                940             712
                                                   ------------    ------------       ------------    ------------

         Income (loss) before income taxes                  (62)            300                274             745

Income tax expense (benefit)                                (14)            111                104             272
                                                   -------------   ------------       ------------    ------------

         Net income (loss)                        $         (48)  $         189      $         170   $         473
                                                   ============    ============       ============    =============

Weighted average common equivalent
share outstanding:                                      N/A                707                N/A              707
       Net income per share                             N/A              $ .27                N/A            $ .67

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                                Nine Months Ended

                                                                                          September 30,
                                                                                ----------------------------------
                                                                                            1996         1997
Operating activities:
   Net income                                                                           $      170    $      473

   Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
     Depreciation                                                                               39            39
     Provision for loan losses                                                                  23             3
     Increase (decrease) in reserve for uncollected interest                                     2             4
     Deferred income taxes (benefit)                                                          (100)           (2)
     Net increase (decrease) in deferred loan fees                                              11           (11)
     Accretion of discounts on investment securities net                                       (15)          (15)
     Amortization of premiums on mortgage-backed securities                                     19             9
     Amortization of unearned compensation                                                       -            30
     FHLB stock dividends                                                                      (20)          (22)
     (Increase) decrease in other assets                                                       126           (17)
     (Increase) decrease in accrued interest receivable                                        (26)          (25)
     Increase (decrease) in accrued expenses and other liabilities                             305           107
     Increase in current income taxes                                                           (5)          136
                                                                                        ----------    ----------

         Net cash provided by operating activities                                             529           709
                                                                                        ----------    ----------
Investing activities:
   Purchase of investment securities held to maturity                                            -          (500)
   Maturity of investment securities held to maturity                                           94            94
   Purchase of investment securities available for sale                                        (99)         (550)
   Maturities of investment securities available for sale                                      250           550
   Principal payments on mortgage-backed securities
     available for sale                                                                        918           589
   Proceeds from sale real estate                                                                -            10
   Net increase in loans                                                                    (3,047)       (3,127)
   Purchase of premises and equipment                                                          (19)          (47)
                                                                                        ----------    ----------

         Net cash used by investing activities                                              (1,903)       (2,981)
                                                                                        ----------    ----------

Financing activities:
   Net increase (decrease) in deposits                                                         (54)         (912)
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                                                   203           278
   Repayment of FHLB advances                                                                    -          (800)
   Issuance of  common stock                                                                     -         7,056
   Payment of accrued conversion cost                                                            -          (286)
                                                                                        ----------    ----------
         Net cash provided (used) by financing activities                                      149         5,336
                                                                                        ----------    ----------

         Increase (decrease) in cash and cash equivalents                                   (1,225)        3,064

Cash and cash equivalents at beginning of period                                             2,729         1,414
                                                                                        ----------    ----------

Cash and cash equivalents at end of period                                              $    1,504    $    4,478
                                                                                        ==========    ==========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest                                                                           $    1,502    $    1,478
     Income taxes                                                                               51           129

Noncash transactions
     Unrealized gain (loss) on securities  available for sale, net of deferred
       tax liability                                                                           (49)           61
     Loan to facilitate sale of real estate                                                      -            40


The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.   SFB Bancorp, Inc.
     -----------------

     SFB Bancorp, Inc. ("Bancorp") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of Security Federal Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Bancorp commenced on April 14, 1997, a Subscription Offering of its shares in connection with the conversion of the Savings Bank (the "Conversion"). On May 29,1997 the Conversion was completed (see Note 4). The financial statements of the Bank are presented on a consolidated basis with those of the Bancorp.

     The consolidated financial statements included herein are for the Bancorp, the Bank and the Bank's wholly owned subsidiary, SFS, Inc. (SFS), herein collectively know as the "Company." The impact of SFS on the consolidated financial statements is insignificant. SFS has no operating activity other than to own stock in a third-party service bureau.

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the nine month period ended September 30, 1997 is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1996 which are included in the Form SB-2 (file no. 333-23505).

3.   Earnings Per Share
     ------------------

     Earnings per share amounts for the three and nine month periods ended September 30, 1997 are based on the average number of shares outstanding throughout the periods, except that the initial issue has been given an effective date of January 1, 1997. No comparative amounts have

SFB BANCORP, INC. AND SUBSIDIARY
                           Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     been presented for the three and nine month periods ended September 30, 1996 because no shares were outstanding during that period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4.    Stockholders' Equity
      --------------------

     Bancorp was incorporated under Tennessee law in March 1997 to acquire and hold all the outstanding common stock of the Bank, as part of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, which was consummated on May 29, 1997, Bancorp issued and sold 767,000 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $7.4 million after conversion expenses of approximately $286,000. Bancorp retained approximately $3.1 million of the proceeds and used the remaining proceeds to purchase the newly issued capital stock of the Bank in the amount of $3.7 million and to make a loan to the ESOP of approximately $614,000.

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

5.   Employee Stock Ownership Plan (ESOP)
     ------------------------------------

     As part of the conversion discussed in Note 4, an Employee Stock Ownership Plan (ESOP) was established for all employees who have attained the age of 21 and have been credited with at least 1,000 hours of service during a 12-month period. The ESOP borrowed approximately $614,000 from Bancorp and used the funds to purchase 61,360 shares of common stock of Bancorp issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On September 30, 1997, the loan had an outstanding balance of approximately $614,000 and an interest rate of 8.5%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the

SFB BANCORP, INC. AND SUBSIDIARY
                           Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

     suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Banks's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expense is recognized to the extent of the fair value of shares committed to be released.

     For the three and nine months ending September 30, 1997, compensation related to the ESOP of approximately $22,000 and $30,000 was expensed, respectively. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1997, the ESOP had approximately 2,050 allocated shares and 59,310 unallocated shares.

     The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6.   Asset Quality
     -------------

     At September 30, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $534,000. Nonperforming loans was 1.32% of total loans at September 30, 1997. Total nonperforming assets as a percent of total assets at September 30, 1997 was 1.01%.

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or Security Federal Bank as appropriate.


Comparison of Financial Condition at December 31, 1996 and September  30, 1997

The Company's total consolidated assets increased by approximately $6.2 million or 13.2% from $46.6 million at December 31, 1996 to $52.8 million at September 30, 1997. The increase in assets for the period was primarily attributable to the net proceeds received from the initial public offering.

The composition of the Company's balance sheet has not been materially affected by market conditions between December 31, 1996 and September 30, 1997. Net loans increased $3.2 million or 8.6%. This increase resulted from the Company's origination of loans to satisfy increased demand for fixed rate mortgage loans. Interest earning deposits increase by $2.9 million as a result of the net proceeds raised in the initial public offering being invested in overnight accounts and short-term certificates of deposits at the Federal Home Loan Bank.

Deposits decreased approximately $912,000 or 2.2%, from $40.8 million at December 31, 1996 to $39.9 million at September 30, 1997. The decrease in deposits was primarily attributable to approximately $1.9 million of withdrawals by customers to purchase stock in the recent public offering offset by new deposits of approximately $1 million. The Company also repaid $800,000 in Federal Home Loan Bank advances.

Comparison of Results of Operations for the Three Months Ended September 30, 1996 and 1997

Net Income. Net income increased $237,000 from a net loss of ($48,000) for the three months ended September 30, 1996 to net income $189,000 for the three months ended September 30, 1997. The increase was primarily the result of an increase in net interest income and a decrease in non-interest expense. The return on average assets was 1.43% for the three months ended September 30, 1997.

Net Interest Income. Net interest income increased $118,000 or 30.5% from $387,000 for the three months ended September 30, 1996 to $505,000 for the three months ended September 30, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $6.8 million or 167% for the three months ended September 30, 1997 as compared to 1996 primarily as a result of the proceeds from the stock offering. The interest rate spread decreased from 3.15% for three months ending September 30, 1996 to 2.93% for the three months ending September 30, 1997.

Interest Income. Total interest income increased $122,000 from $872,000 for the three months ended September 30, 1996 to $994,000 for the three months ended September 30, 1997. Interest on loans increased $83,000, or 11.2% and interest on overnight funds increase by $48,000. Interest on investments and mortgage-backed securities declined in aggregate by $9,000 as the portfolio continues to mature and principal payments are received. The Company has utilized the principal payments received on its mortgage-backed securities to fund its additional loan demand.

Interest Expense. Interest expense increased $4,000 from $485,000 for the three months ended September 30, 1996 to $489,000 for the three months ended September 30, 1997. The increase for the three months ending September 30, 1997 was the result of a 12 basis point increase in the average cost of funds offset by a $646,000 decrease in the average balance of deposits outstanding.

Provision for Loan Losses. The provision for loan losses for three month periods ended September 30, 1996 was $8,000 and $3,000 for the period ending September 30, 1997. The ratio of the loss allowance to non-performing loans at September 30, 1997 was 55.8%.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income decreased by $6,000 for the three months ending September 30, 1997 compared to 1996 as a result of less loan fees generated.

Non-Interest Expense. Non-interest expense decreased by $245,000 from $487,000 for the three months ending September 30, 1996 to $242,000 for 1997. The decrease was primarily the result of a $264,000 non-recurring expense recognized in the third quarter of 1996 in regard to the special SAIF assessment for additional deposit insurance premiums. Compensation, employee benefits, net occupancy and data processing expenses remained relatively stable during both three month periods.

Income Taxes. Income tax expense for the three months ending September 30, 1997 was $111,000 compared to an income tax benefit of $14,000 for the same period in 1996. The increase was the result of pre-tax income increasing by $362,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 1996 and 1997

Net Income. Net income increased $303,000 or 178% from $170,000 for the nine months ended September 30, 1996 to $473,000 for the nine months ended September 30, 1997.

Net Interest Income. Net interest income increased $234,000 or 21.1% from $1.1 million for the nine months ended September 30, 1996 to $1.3 million for the nine months ended September 30, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $3.2 million or 82% for the nine months ended September 30, 1997 as compared to 1996. The interest rate spread increased from 2.91% for nine months ending September 30, 1996 to 2.99% for the nine months ending September 30, 1997.

Interest Income. Total interest income increased $249,000 or 9.6% from $2.6 million for the nine months ended September 30, 1996 to $2.8 million for the nine months ended September 30, 1997. Interest on loans increased $223,000, or 10.2%. Interest on overnight funds invested by the Company also increased by $63,000. Interest on investments and mortgage-backed securities in aggregate decreased by $37,000 as the portfolio matured and principal payments were received.

Interest Expense. Interest expense increased $15,000 from the nine months ended September 30, 1996 to $1.5 million for the nine months ended September 30, 1997. The increase for the nine months ending September 30, 1997 was the result of a $868,000 increase in average deposits outstanding offset by a 6 basis point decrease in the average cost of funds. Interest expense also increased by $3,000 for advances from the Federal Home Loan Bank which were utilized in the nine months ending September 30, 1997.

Provision for Loan Losses. The provision for loan losses for the nine month period ended September 30, 1996 was $23,000 and $3,000 for the nine month period ended September 30, 1997. Management regularly performs an analysis to quantify the inherent risk of loss in its loan portfolio. At September 30, 1997, the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. Nonperforming loans were $534,000 at September 30, 1997 and represented only 1.01% of total assets.

Non-Interest Expense. Non-interest expense decreased by $228,000 from $940,000 for the nine months ending September 30, 1996 to $712,000 for 1997. This decrease was the direct result of the reduction in deposit insurance premiums in regard to the recapitalization of the SAIF during the nine months of 1997, offset by additional compensation costs and expenses of being a public company. Increased compensation was the result of inflationary increases and the recognition of allocated ESOP shares at fair market value. During the nine month period ending September 30, 1997, the Company recognized $30,000 of compensation expense related to the Employee Stock Ownership Plan. Net occupancy cost and data processing remained relatively stable as compared with the same period in 1996.

Income Taxes. Income tax expense for the nine months ending September 30, 1997 was $272,000 compared to $104,000 for the same period in 1996. The increase was the result of pre-tax income increasing by $471,000 for the nine months in 1997 as compared to 1996.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1997 there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at September 30, 1997 were approximately $136,000.

At September 30, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at September 30, 1997. The Bank had the following capital ratios at September 30, 1997:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
     As of September 30, 1997:

     Total Capital
        (To risk weighted assets)   $    8,611       30.9%      $    2,233       8.00%`    $    2,792       10.0%

     Tier I Capital
        (To risk weighted assets)   $    8,332       29.9%      $    1,117       4.00%     $    1,675        6.0%

     Tier I Capital
        (To total assets)           $    8,332       16.8%      $    1,490       3.00%     $    2,484        5.0%

     Tangible Capital
        (To total assets)           $    8,332       16.8%      $      745       1.50%     $    2,484        5.0%



     (1) As categorized under the Prompt Corrective Action Provisions.

Part II.                         OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)       3(i)    Charter of SFB Bancorp, Inc. (incorporated by reference to the
                  Registration Statement on Form SB-2, File No. 333-23505).

          3(ii) Bylaws of SFB Bancorp, Inc. (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505).

          10      Employment Agreement with  Peter W. Hampton  (incorporated  by
                  reference  to  the   Registration  Statement  on    Form SB-2,
                  File No. 333-23505).

          27      Financial Data Schedule ( Electronic filing only)

(b)               Reports on Form 8-K

                         None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SFB Bancorp, Inc.



Date:     November 10, 1997                 By /s/ Peter W. Hampton
          ---------------------                ---------------------------------
                                               Peter W. Hampton
                                               (President and Chief Executive
                                               Officer)








Date:     November 10, 1997                 By /s/ Bobby Hyatt
          ----------------------               ---------------------------------
                                               Bobby Hyatt
                                               Principal Accounting Officer)