Form 10KSB
period 1997-12-31
SFB BANCORP INC
filed 1998-03-27
CIK 1035371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee required) For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required) For the transition period from to
         ------------      ---------------.

Commission File No. 0-22587
                                SFB Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Tennessee                                                      62-1683732
---------------------------------------------               -------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
or Organization)                                            Identification No.)

632 East Elk Avenue, Elizabethton, Tennessee                       37643
---------------------------------------------               -------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:                (423) 543-3518
                                                              ---------------

Securities registered under to Section 12(b) of the Exchange Act:  None
                                                                  ------

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
   -----   ----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:   $4,009,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 1, 1998 was $10.4 million.

         As of December 31, 1997, there were issued and outstanding 767,000 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1997. (Part II)
         2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1997. (Part III)

PART I

         SFB BANCORP, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-KSB AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AN FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVINGS HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD- LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Description of Business
--------------------------------

General

         SFB Bancorp, Inc. (the "Company") is a Tennessee corporation organized in March 1997 at the direction of Security Federal Bank (the "Bank" or "Security Federal") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On May 29, 1997, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         The Bank, chartered in 1963 under the name Security Federal Savings and Loan Association, is a federally chartered stock savings bank headquartered in Elizabethton, Tennessee. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of and owns capital stock in the FHLB of Cincinnati, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         Security Federal is one of many financial institutions serving its market area which consists of Carter County, Tennessee and the adjacent Tennessee counties of Johnson, Unicoi, Washington, and Sullivan. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                                                    December 31,
                                                            ----------------------------------------------------------------
                                                                     1996                                   1997
                                                            --------------------------           ---------------------------
                                                            Amount             Percent            Amount             Percent
                                                            -------            ------            -------              ------
                                                                               (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  One- to four-family................................       $29,653             77.67%           $31,382               75.63%
  Construction.......................................         1,125              2.95              1,600                3.86
  Commercial.........................................         1,288              3.37              1,433                3.45
  Multi-family residential...........................           912              2.39                687                1.65
  Land...............................................         1,732              4.54              2,982                7.19
Commercial business loans............................           558              1.46                425                1.02
Consumer Loans:
  Automobile loans...................................         1,949              5.11              2,119                5.10
  Share loans........................................           435              1.14                517                1.25
  Other..............................................           524              1.37                351                 .85
                                                            -------            ------            -------              ------
     Total loans.....................................        38,176            100.00%            41,496              100.00%
                                                                               ======                                 ======
Less:
  Loans in process...................................           942                                  429
  Deferred loan origination fees and costs...........           122                                  118
  Allowance for loan losses..........................           304                                  301
                                                            -------                              -------
     Total loans, net................................       $36,808                              $40,648
                                                            =======                              =======


Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at December 31, 1997. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                         Due after
                                                       Due within        1 through          Due after
                                                         1 year           5 years            5 years             Total
                                                         ------           -------            -------             -----
                                                                                (In Thousands)

One- to four-family residential...................       $  109            $1,574              $29,699         $31,382
Construction......................................          460                69                1,071           1,600
Commercial........................................           --               376                1,057           1,433
Multi-family residential..........................           --                72                  615             687
Land..............................................          604             2,079                  299           2,982
Commercial business loans.........................          345                80                   --             425
Consumer..........................................          753             2,204                   30           2,987
                                                         ------            ------              -------         -------
     Total Amount Due.............................       $2,271            $6,454              $32,771         $41,496
                                                         ======            ======              =======         =======

         The following table sets forth the dollar amount of all loans due after December 31, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                       Floating or
                                                  Fixed Rates         Adjustable Rates       Total
                                                  -----------         ----------------       -----
                                                                      (In Thousands)
One- to four-family residential.............        $29,131                $2,142           $31,273
Construction................................          1,060                    80             1,140
Commercial..................................          1,183                   250             1,433
Multi-family................................            580                   107               687
Land........................................          1,647                   731             2,378
Commercial business loans and
  consumer..................................          1,973                   341             2,314
                                                    -------                ------           -------
    Total...................................        $35,574                $3,651           $39,225
                                                    =======                ======           =======



         One- to Four-Family Residential Loans. Security Federal's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property in the Bank's primary market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 97% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 85%. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties generally is limited to 85%. The Bank primarily originates and retains fixed-rate balloon loans having terms of up to 15 years, with principal and interest payments calculated using up to a 30-year amortization period.

         Security Federal also offers adjustable rate mortgage loans. The interest rate on adjustable rate mortgage loans is based on an index plus a stated margin. The Bank may offer discounted initial interest rates on adjustable rate mortgage loans but the Bank requires that the borrower qualify for the adjustable rate mortgage loans at the fully indexed rate (the index rate plus the margin). Adjustable rate mortgage loans provide for periodic interest rate adjustments upward or downward of up to 2% per adjustment. The interest rate may not increase more than 5% over the life of the loan and may not decrease below the initial interest rate. Adjustable rate mortgage loans typically reprice every one, three or five years and provide for terms of up to 30 years.

         Adjustable rate mortgage loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates.

         Mortgage loans originated and held by the Bank generally include a due-on-sale clause, which gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

         Residential Construction Loans. Security Federal offers residential construction loans on one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. These loans are made on a long-term basis and are classified as construction/permanent loans. Usually no principal payments are required during the first six to eight months. After that time, the payments are set at an amount that will pay off the amount of the loan over the term of the loan. The maximum loan to value ratio is 97% with private mortgage insurance. Because residential construction loans are not rewritten if permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's single family residential loans and may be paid off over terms of up to 30 years, with payment in full due within 15 years.

         On a limited basis, the Bank also originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans typically are made for a term of twelve months and may not require principal payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience has been that most speculative loans are repaid well within the twelve month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 80%.

         Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan. For speculative loans that the Bank originates to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and general economic conditions.

         Commercial and Multi-Family Loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. Multi-family loans are secured by apartment and condominium buildings. These loans generally have not exceeded $450,000 or had terms greater than 10 years.

         Commercial and multi-family real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Bank generally limit this type of lending to their market area and to borrowers who are otherwise well known to the Bank.

         Commercial Business Loans. Security Federal offers commercial business loans to benefit from the higher fees and interest rates and the shorter term to maturity. Commercial business loans consist of equipment, lines of credit and other business purpose loans, which generally are secured by either the underlying properties or by the personal guarantees of the borrower.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

         Consumer Loans. Consumer loans consist of home equity, automobile, farm, mobile home, and demand loans secured by savings deposit accounts. These type loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Loan Approval Authority and Underwriting. The Bank's President has unlimited loan approval authority. The loan committee generally approves all residential mortgage loans of $25,000 or more, and the Bank's Board of Directors ratifies all mortgage loans and consumer loans at its regular monthly meeting. Commercial real estate loans and commercial business loans generally are approved in advance by the loan committee.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are processed by one of the members of the Bank's Board of Directors and an outside independent fee appraiser.

         Construction/permanent loans are made on individual properties. Funds advanced during the construction phase are held in a loans-in-process account and disbursed at various stages of completion, following physical inspection of the construction by a loan officer or appraiser.

         Either title insurance or a title opinion is generally required on all real estate loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property which is located in a flood zone.

         Loan Commitments. Verbal commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 1997, commitments to cover originations of mortgage loans and undisbursed funds for loans-in-process were $489,500 and $429,000, respectively.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                                                                At December 31,
                                                                                            -------------------------
                                                                                              1996             1997
                                                                                            --------          -------
                                                                                              (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
  One- to four-family residential................................................            $  235           $  150
  Commercial.....................................................................                60               --
Consumer.........................................................................                16               59
                                                                                             ------           ------
    Total nonaccrual loans.......................................................               311              209
Accruing loans which are contractually past due 90 days or more..................                 -                -
                                                                                             ------           ------
    Total nonperforming loans....................................................               311              209
Real estate owned................................................................                60                -
                                                                                             ------           ------
Total nonperforming assets.......................................................              $371             $209
                                                                                             ======           ======
Nonaccrual and 90 days past due as a percentage of net loans.....................             0.84%            0.51%
Nonaccrual and 90 days past due as a percentage of total assets..................             0.67%            0.39%
Total nonperforming assets as a percentage of total assets.......................             0.80%            0.39%

         At December 31, 1997, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that does not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loan loss allowances. A portion of the general loan loss allowance established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1997, the Bank had classified approximately $306,000 of assets as substandard, and $30,000 of assets as special mention. The Bank did not have any assets classified as doubtful or loss.

         Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 1997, the Bank had no foreclosed real estate.

         Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in the loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Bank's past loan loss experience,
(ii) known and inherent risks in the portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

         Management monitors the allowance for loan losses and make additions to the allowance as economic conditions dictate. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                       At December 31,
                                                                    ---------------------
                                                                      1996         1997
                                                                    --------     --------
                                                                    (Dollars in Thousands)

Total loans outstanding .........................................   $ 38,176     $ 41,496
                                                                    ========     ========
Average loans outstanding .......................................   $ 36,437     $ 39,881
                                                                    ========     ========
Allowance at beginning of period ................................   $    279     $    304
Provision .......................................................         30           10
Recoveries ......................................................         --           --
Charge-offs (consumer loans in 1996) ............................         (5)         (13)
                                                                    --------     --------
Allowance at end of period ......................................   $    304     $    301
                                                                    ========     ========
Allowance for loan losses as a percent of total loans outstanding       0.80%        0.73%
Net loans charged off as percent of average loans outstanding ...         --         0.03%
Ratio of allowance to nonperforming loans .......................       97.7%       144.0%



Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                                   At December 31,
                                                             -------------------------------------------------------------
                                                                   1996                                     1997
                                                             -------------------------          --------------------------
                                                                         Percent of                            Percent of
                                                                        Loans in Each                        Loans in Each
                                                                         Category to                          Category to
                                                             Amount      Total Loans            Amount        Total Loans
                                                             ------      -----------            ------        ------------
                                                                                 (Dollars in Thousands)

Real estate loans:
  One- to four-family residential..............                $144         77.67%                $136           75.63%
  Construction.................................                  20          2.95                   25            3.86
  Commercial...................................                  45          3.37                   40            3.45
  Multi-family residential.....................                  20          2.39                   20            1.65
  Land.........................................                  25          4.54                   30            7.19
Commercial business and consumer...............                  50          9.08                   50            8.22
                                                               ----        ------                 ----          ------
     Total allowance for loan losses...........                $304        100.00%                $301          100.00%
                                                               ====        ======                 ====          ======



Investment Activities and Mortgage-Backed Securities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investment securities held to maturity in accordance with SFAS No. 115. At December 31, 1997, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits, as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's investment securities available for sale and investment securities held to maturity portfolios at December 31, 1997 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Federal Home Loan Mortgage Association ("FHLMC"), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Small Business Administration ("SBA").

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Real Estate Mortgage Investment Conduits ("REMIC") are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities or mortgage loans, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools of mortgage loans. Accordingly, under this security structure, all principal paydowns from the various mortgage pools or mortgage loans are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities. The characterization of a mortgage-related security as a REMIC relates solely to the tax treatment of the mortgage related security under the Internal Revenue Code.

Investment Activities

         Investment Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated. At December 31, 1997, the approximate fair value of the Bank's securities available for sale was $6,178,000 resulting in a net unrealized loss of $88,000.

                                                                                 At December 31,
                                                                            -------------------------
                                                                             1996              1997
                                                                             ----              ----
                                                                              (Dollars in Thousands)

U.S. government and agency securities available for sale.........           $  597            $1,148
U.S. government securities.......................................              398               418
Political subdivision notes......................................              317               159
Mortgage-backed securities available for sale....................            5,768             5,030
FHLB Stock.......................................................              394               423
                                                                            ------            ------
  Total..........................................................           $7,474            $7,178
                                                                            ======            ======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at December 31, 1997. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                         At December 31, 1997
                         ------------------------------------------------------------------------------------------------
                             Less than           1 to           Over 5 to         Over 10            Total
                               1 year           5 years         10 years           years           Securities
                         ----------------- ---------------- ---------------- -------- -------  --------------------------
                          Carrying Average Carrying Average Carrying Average Carrying Average  Carrying          Market
                           Value   Yield    Value    Yield   Value    Yield   Value    Yield    Value    Yield   Value
                           -----   -----    -----    -----   -----    -----   -----    -----    -----    -----   -----
                                                              (Dollars in Thousands)
U.S. government and
  agencies securities
  available for sale.....  $  899    5.55%   $249      5.50% $   --       --% $   --       --%  $ 1,148     5.54%  $1,148
U.S. government
securities...............      --              --               418     5.91      --       --       418     5.91     367
Political subdivision
notes....................      34    4.95     125      4.50      --       --      --       --       159     4.60     159
Mortgage-backed
  securities available
  for sale:
  GNMA...................       6    9.50      --        --      --       --     682     6.99       688     7.02     688
  FHLMC..................      --      --       4      7.00      --       --      65     7.93        69     7.88      69
  FHLMC Remic............     109    5.50     387      5.54     632     5.50     609     5.33     1,737     5.46   1,737
  FNMA...................      --      --       7     11.00      --       --     607     6.57       614     6.11     614
  FNMA Remic.............      --      --      --        --      --       --   1,922     5.58     1,922     5.58   1,922
FHLB stock (1)...........      --      --      --        --      --       --     423     7.30       423     7.30     423
                           ------    ----    ----      ----  ------     ----  ------     ----   -------     ----  ------

  Total..................  $1,048    5.55%   $772      5.44% $1,050     5.66% $4,308     6.11%  $ 7,178     5.85% $7,127
                           ======    ====    ====      ====  ======     ====  ======     ====   =======     ====  ======

----------------------------
(1)  Recorded at cost.

Sources of Funds

         General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 1997, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of December 31, 1997.

                      Maturity Period                           Time Deposits
                      ---------------                           -------------
                                                           (Dollar in Thousands)

Within three months........................................        $1,393
More than three through six months.........................         1,991
More than six through nine months..........................         3,031
Over nine months...........................................         1,121
                                                                   ------
         Total.............................................        $7,536
                                                                   ======


Borrowings

         The Bank may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Bank's stock in the FHLB of Cincinnati and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth information concerning borrowings during the periods indicated.

                                                     Year Ended June 30,
                                                 ----------------------------
                                                  1996                 1997
                                                 ------               -------
                                                      (Dollars In Thousands)
   Ending balance.............................   $  800               $    --
   Average balance during year ...............       92                    50
   Maximum month-end balance during the year..      800                   900
   Average interest rate during the year......     5.85%                 6.00%
   Weighted average rate at year end..........     5.85%                   --%

Employees

         At December 31, 1997 the Bank had 17 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Bank might have to convert to a different financial institution charter and be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. The Bank cannot predict the impact of its conversion to, or regulation as, a bank until the legislation requiring such change is enacted.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines poses a serious threat to the SAIF.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $264,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank substantially declined.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In January 1998, the OTS proposed amendments to its current regulations with respect to capital distributions by savings associations. Under the proposed regulation, savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the proposed regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of the capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the proposed regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. Under certain other circumstances, savings associations will be required to file a notice with OTS prior to making the capital distribution. The OTS proposed limitations on capital distributions are similar to the limitations imposed upon national banks. The Bank is unable to predict whether or when the proposed regulation will become effective.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 1997, the Bank was in compliance with its QTL requirement with 87.82% of its assets invested in QTIs.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter equal to a certain percentage of the sum of its net withdrawable deposit accounts and borrowings payable in one year or less at the end of the preceding quarter, or the average daily balance of its net withdrawable deposit accounts and borrowings payable in one year or less during the preceding quarter. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1997, the Bank's required liquidity ratio was 4.00%, an its actual ratio was 12.46%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

                                                               Year Leased
Location                             Leased or Owned           or Acquired
--------                             ---------------           -----------

MAIN OFFICE:
  632 East Elk Avenue                     Owned                   1980
  Elizabethton, Tennessee

BRANCH OFFICE:
  510 Wallace Avenue                      Owned                   1989
  Elizabethton, Tennessee


         In addition the Bank owns property at the intersection of Riverside Drive and Hattie Avenue, Elizabethton, Tennessee which consists of a single-family dwelling that the Bank rents for $400 per month and a paved parking area for the Bank's customers and employees.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item
2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The Company's common stock has been traded on the OTC Bulletin Board under the trading symbol of "SFBK" since it commenced trading in June 1997. The following table reflects high and low bid quotations as published by Bloomberg News. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                                     Dividends
             Date                        High         Low            Declared
             ----                        ----         ---            --------

June 1, 1997 - June 30, 1997             $14.00      $13.38            $ --

July 1, 1997 - September 30, 1997        $15.50      $14.00            $ --

October 1, 1997 - December 31, 1997      $15.63      $14.50            $ --

         The number of shareholders of record of common stock as of March 15, 1998, was approximately 162. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At March 15, 1998, there were 767,000 shares outstanding. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Conversion, or (2) the regulatory capital requirements imposed by the OTS.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
--------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  (1) The consolidated balance sheets of SFB Bancorp, Inc. and subsidiary as of December 31, 1996 and 1997 and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1997, together with the related notes and the independent auditors' report of Crisp Hughes Evans LLP, independent certified public accountants.

                   (2)     Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                   (a)     List of Exhibits:
                   3(i)    Charter of SFB Bancorp, Inc.
                   3(iii)  Bylaws of SFB Bancorp, Inc.
                   4       Specimen Stock Certificate *
                  10       Employment  Agreement  between  the Bank and Peter W.
                           Hampton*
                  13       1997 Annual Report to Stockholders
                  21       Subsidiaries   of  the   Registrant   (See  "Item  1-
                           Description of Business)
                  23       Consent of Independent Auditors
                  27       Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to the registration statement on Form SB-2 (File No. 333-23505) declared effective by the SEC on April 14, 1997.

                  (b)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 1998.

                                    SFB BANCORP, INC.


                                    By:/s/Peter W. Hampton
                                       -----------------------------------------
                                       Peter W. Hampton
                                       President and Director
                                       (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 1998.


/s/ Peter W. Hampton                   /s/ Donald W. Tetrick
------------------------------------   -----------------------------------------
Peter W. Hampton                       Donald W. Tetrick
President and Director                 Director
(Principal Executive Officer)


/s/ Peter W. Hampton, Jr.              /s/ John R. Crockett, Jr.
------------------------------------   -----------------------------------------
Peter W. Hampton, Jr.                  John R. Crockett, Jr.
Secretary and Director                 Treasurer and Director


/s/ Julian T. Caudill, Jr.             /s/ Estill L. Caudill, Jr.
------------------------------------   -----------------------------------------
Julian T. Caudill, Jr.                 Estill L. Caudill, Jr.
Director                               Director


/s/ Bobby Hyatt
------------------------------------
Bobby Hyatt
Assistant Vice President
(Principal Accounting Officer)