Form 10QSB
period 1998-03-31
SFB BANCORP INC
filed 1998-05-11
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-22587

                                SFB BANCORP, INC.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Tennessee                                    62-1683732
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

          632 East Elk Avenue, Elizabethton, Tennessee             37643
----------------------------------------------------------     -------------
            (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (423) 543-3518
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

                            X      Yes                    No
                         --------               --------

As of May 1, 1998, there were 767,000 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                                   Yes              X     No
                         --------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                                             Page(s)
-------                                                                                                             -------
FINANCIAL INFORMATION
Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1997 and March 31, 1998......................................3

Consolidated Statements of Comprehensive Income - (Unaudited) for the three month periods ended March 31, 1997 and 1998.........................................................................................4

Consolidated Statements of Cash Flows - (Unaudited) for the three months ended March 31, 1997 and 1998.........................................................................................5

Notes to (Unaudited) Consolidated Financial Statements................................................................6-7

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................................................................8-10

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................11

Item 2.  Changes in Securities.........................................................................................11

Item 3.  Defaults Upon Senior Securities...............................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................11

Item 5.  Other Information.............................................................................................11

Item 6.  Exhibits and Reports on Form 8-K..............................................................................11

Signatures.............................................................................................................12

                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands except share data)

                                                                  December 31,              March 31,
                                                                  ------------             -----------
           Assets                                                     1997                     1998
           ------                                                  --------                  --------
Cash on hand                                                       $    453                  $    585
Interest earning deposits                                             4,139                     4,386
Investment securities:
   Held to maturity (market value of $526
     in 1997 and $531 in 1998)                                          577                       583
   Available for sale (amortized cost of $1,149
     in 1997 and $1,300 in 1998)                                      1,148                     1,295
Loans receivable, net                                                40,648                    40,082
Mortgage-backed securities:
   Available for sale (amortized cost of $5,117 in
     1997 and $4,877 in 1998)                                         5,030                     4,806
Premises and equipment, net                                             575                       567
Federal Home Loan Bank stock                                            423                       431
Accrued interest receivable                                             316                       308
Prepaid expenses and other assets                                        28                        60
                                                                   --------                  --------
         Total assets                                              $ 53,337                  $ 53,103
                                                                   ========                  ========

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                           $ 40,587                  $ 40,069
Federal Home Loan Bank advances                                        --                        --
Advance payments by borrowers for taxes and insurance                   199                       341
Accrued expenses and other liabilities                                  144                       164
Income taxes payable:
   Current                                                              164                       102
   Deferred                                                              62                        54
                                                                   --------                  --------
         Total liabilities                                           41,156                    40,730
                                                                   --------                  --------


Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     none outstanding)                                                   --                        --
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued and outstanding )                             77                        77
   Paid-in capital                                                    7,336                     7,345
   Retained earnings, substantially restricted                        5,373                     5,533
   Accumulated other comprehensive income                               (53)                      (45)
   Unearned compensation:
     Employee stock ownership plan                                     (552)                     (537)
                                                                   --------                  --------

         Total stockholders' equity                                  12,181                    12,373
                                                                   --------                  --------

         Total liabilities and stockholders' equity                $ 53,337                  $ 53,103
                                                                   ========                  ========


                   The accompanying notes are an integral part of these consolidated inancial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                  For Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    1997             1998
                                                                ------------    -----------
Interest income:
   Loans                                                         $       779    $       834
   Mortgage-backed securities                                             83             69
   Investments                                                            24             31
   Interest earning deposits                                               9             53
                                                                 -----------    -----------
         Total interest income                                           895            987
                                                                 -----------    -----------
Interest expense:
   Deposits                                                              491            481
   Federal Home Loan Bank advances                                         3           --
                                                                 -----------    -----------
         Total interest expense                                          494            481
                                                                 -----------    -----------
         Net interest income                                             401            506

Provision for loan losses                                               --                8
                                                                ------------    -----------
         Net interest income after provision
           for loan losses                                               401            498
                                                                ------------    -----------
Non-interest income:
   Loan fees and service charges                                          35             37
   Other                                                                   5              3
                                                                ------------    -----------
         Total non-interest income                                        40             40
                                                                ------------    -----------
Non-interest expenses:
   Compensation                                                          118            117
   Employee benefits                                                      16             32
   Net occupancy expense                                                  16             19
   Deposit insurance premiums                                              2              6
   Data processing                                                        19             20
   Other                                                                  46             90
                                                                 -----------    -----------
         Total non-interest expenses                                     217            284
                                                                 -----------    -----------
         Income  before income taxes                                     224            254

Income tax expense                                                        79             94
                                                                 -----------    -----------
         Net income                                                      145            160

Other comprehensive income:
   Net unrealized gains (losses) on securities available
     for sale net of income taxes of $10 and $5,
     respectively                                                        (10)             8
                                                                 -----------    -----------
         Comprehensive Income                                    $       135    $       168
                                                                 ===========    ===========

Weighted average common shares outstanding:                              N/A            712
Basis net income per share                                               N/A    $       .22

                   The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                            1997             1998
                                                                            ----             ----
Operating activities:
   Net income                                                          $    145           $   160
   Adjustments to reconcile net income  to net cash provided
     by operating activities:
     Depreciation                                                            12                13
     Provision for loan losses                                                -                 8
     Increase in reserve for uncollected interest                             2                 7
     Deferred income taxes (benefit)                                          -               (13)
     Net increase (decrease) in deferred loan fees                          (17)                2
     Accretion of discounts on investment securities, net                    (5)               (6)
     Amortization of premiums on mortgage-backed securities                   4                 3
     Amortization of unearned compensation                                    -                24
     FHLB stock dividends                                                    (7)               (8)
     (Increase) decrease in other assets                                    (22)              (32)
     (Increase) decrease in accrued interest receivable                       -                 1
     Increase (decrease) in accrued expenses and other liabilities           26                20
     Increase  (decrease) in current income taxes payable                    71               (62)
                                                                       --------           -------
         Net cash provided by operating activities                          209               117
                                                                       --------           -------

Investing activities:
   Purchase of investment securities available for sale                       -            (1,050)
   Maturities of investment securities available for sale                     -               900
   Principal payments on mortgage-backed securities
     available for sale                                                     154               237
   Net (increase) decrease in loans                                        (358)              556
   Purchase of premises and equipment                                        (6)               (5)
                                                                       --------           -------
         Net cash provided (used) by investing activities                  (210)              638
                                                                       --------           -------
Financing activities:
   Net increase (decrease) in deposits                                      926              (518)
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                                143               142
   Repayment of FHLB advances                                              (800)                -
   Payment of accrued conversion cost                                       (81)                -
                                                                       --------           -------
         Net cash provided (used) by financing activities                   188              (376)
                                                                       --------           -------
         Increase (decrease) in cash and cash equivalents                   187               379

Cash and cash equivalents at beginning of period                          1,414             4,592
                                                                       --------           -------
Cash and cash equivalents at end of period                            $   1,601         $   4,971
                                                                      =========         =========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                         $     491         $     478
     Income taxes                                                             7               168

Noncash investing transactions:
     Unrealized gain (loss) on securities  available for sale,
       net of deferred tax liability                                        (10)                8

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.   SFB Bancorp, Inc.
     -----------------

     SFB Bancorp, Inc. ("Bancorp") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of Security Federal Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Bancorp commenced on April 14, 1997, a Subscription Offering of its shares in connection with the conversion of the Savings Bank (the "Conversion"). On May 29, 1997 the Conversion was completed. The financial statements of the Bank are presented on a consolidated basis with those of the Bancorp.

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

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended March 31, 1998 is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1997 which are included in the Form 10-KSB by reference (file no. 0-22587).

3.   Earnings Per Share
     ------------------

     Basic earnings per share amount for the three month period ended March 31, 1998 are based on the average number of shares outstanding throughout the period. No comparative amount has been presented for the three month period ended March 31, 1997, because no shares were outstanding during that period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation. There is no dilutive effect on earnings per share for the three month period ending March 31, 1998.

4.   Employee Stock Ownership Plan (ESOP)
     ------------------------------------

     For the three months ending March 31, 1998, compensation related to the ESOP of approximately $24,000 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 1998, the ESOP had approximately 7,669 allocated shares and 53,691 unallocated shares.

5.   Asset Quality
     -------------

     The following table sets forth information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1997 and March 31, 1998, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                 December 31,         March 31,
                                                     1997                1998
                                                     ----                ----

                                                   (Dollars in Thousands)

           Nonaccrual loans                      $    209              $   242
           Repossessed real estate                      -                    -
                                                 --------              -------
           Total nonperforming assets            $    209              $   242
                                                 ========              =======

           Nonperforming loans to net loans           .51%                .60%
           Nonperforming assets to total assets       .39%                .46%

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or Security Federal Bank as appropriate.

Comparison of Financial Condition at December 31, 1997 and March 31, 1998

The Company's total consolidated  assets decreased by approximately  $234,000 or
 .44% from $53.3 million at December 31, 1997 to $53.1 million at March 31, 1998. The decrease in assets for the period was primarily attributable to a decrease in net loans outstanding as repayments exceeded new loan originations, offset by an increase in cash and interest-earning assets and operating profits.

The composition of the Company's balance sheet has not been materially affected by market conditions between December 31, 1997 and March 31, 1998. Net loans decreased $566,000 or 1.4%. The decrease was mainly attributable to normal loan attrition, and decreased demand for the Company's loan products during the period. Interest-earning deposits increased by approximately $247,000 primarily as a result of loan repayments, and subsequent investment of excess funds in overnight accounts and short-term certificates of deposits at the Federal Home Loan Bank of Cincinnati.

Deposits decreased approximately $518,000 or 1.3% from $40.6 million at December 31, 1997 to $40.1 million at March 31, 1998. The overall decrease in deposits was primarily attributable to customer withdrawals exceeding new deposits and estate withdrawals. The Company's management regularly monitors deposit rates within its market and competes with other institutions for the attraction and retention of deposits based primarily on its need for funds. The Company's primary market is very competitive and the Company's ability to attract and retain deposits is predominantly dependent upon the general rate environment with its market.

Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1998

Net Income. Net income increased $15,000 or 10.3% for the for the three months ended March 31, 1998 to $160,000 compared to $145,000 for the three months ended March 31, 1997. The increase was primarily the result of an increase in net interest income, offset by an increase in non-interest expense and additional income taxes. The return on average assets was 1.21% for the three months ended March 31, 1998.

Net Interest Income. Net interest income increased $105,000 or 26.2% from $401,000 for the three months ended March 31, 1997 to $506,000 for the three months ended March 31, 1998. The improvement in net interest income primarily
reflects   an  increase  in  average   interest-earning   assets
over average interest-bearing liabilities for the Company of $7.4 million or 175% for the three months ended March 31, 1998 as compared to 1997 primarily as a result of the proceeds from the stock offering. The interest rate spread however decreased from 3.09% for three months ending March 31, 1997 to 2.85% for the three months ending March 31, 1998.

Interest Income. Total interest income increased $92,000 from $895,000 for the three months ended March 31, 1997 to $987,000 for the three months ended March 31, 1998, as average interest-earnings assets increased approximately $6 million from $46 million at March 31, 1997 to $52 million at March 31, 1998, which was offset by a 17 basis point decrease in the average yield on average interest-earning assets. Interest on loans increased $55,000 or 7.1% and interest on interest-earning deposits increased by $44,000. Interest on investments and mortgage-backed securities declined in aggregate by $7,000 as the portfolio continues to mature and principal payments are received. The Company has utilized the principal payments received on its mortgage-backed securities to fund loan demand, to purchase investment securities and to fund deposit withdrawals.

Interest Expense. Interest expense decreased $13,000 from $494,000 for the three months ended March 31, 1997 to $481,000 for the three months ended March 31, 1998. The decrease for the three months ending March 31, 1998 was primarily the result of a decrease of $1.6 million in the average balance of deposits outstanding for the three month period in 1998, compared to 1997, and the repayment of FHLB advances, offset by a 8 basis point increase in the average cost of funds.

Provision for Loan Losses. The provision for loan losses for three month periods ended March 31, 1998 was $8,000 and none for the period ending March 31, 1997. Management regularly performs an analysis to quantify the inherent risk of loss in its portfolio. At March 31, 1998 the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at March 31, 1998 was 127.69% and nonperforming loans represented only .46% of total consolidated assets.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income was $40,000 for the three months ending March 31, 1998 and 1997.

Non-Interest Expense. Non-interest expense increased by $67,000 from $217,000 for the three months ending March 31, 1997 to $284,000 for 1998. The increase was primarily the result of increased employee benefit expenses of $16,000 and $44,000 of other expenses. The $16,000 increase in employee benefit expenses was attributable to the recognition of ESOP compensation expense. For financial reporting purposes, ESOP shares are recorded at their fair market value as the shares are allocated. The increase in other expenses was mainly attributable to an increase of $35,000 in legal and accounting fees and other expenses paid by the Company for costs incidental to the preparation and filing of year end regulatory reports and documents related to the Company's annual meeting of shareholders. Compensation, net occupancy, deposit insurance premiums, and data processing expenses remained relatively stable during both three month periods.

Income Taxes. Income tax expense for the three months ending March 31, 1998 increased $15,000 to $94,000 compared to the same period in 1996. The increase was the result of pre-tax income increasing by $30,000 and additional nondeductible expenses associated with the ESOP. The effective tax rate for the three months ended March 31, 1998 was 37% compared to 35.3% for the same period in 1997.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1998 there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at March 31, 1998 were approximately $651,000.

At March 31, 1998 management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at March 31, 1998. The Bank had the following capital ratios at March 31, 1998:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
     As of March 31, 1998:

     Total Capital
        (To risk weighted assets)   $    8,957       31.7%      $    2,262       8.00%     $    2,828       10.0%

     Tier I Capital
        (To risk weighted assets)   $    8,648       30.6%      $    1,131       4.00%     $    1,697        6.0%

     Tier I Capital
        (To total assets)           $    8,648       17.3%      $      848       3.00%     $    1,414        5.0%

     Tangible Capital
        (To total assets)           $    8,648       17.3%      $      424       1.50%     $    1,414        5.0%



     (1) As categorized under the Prompt Corrective Action Provisions.

Part II.                        OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

            None

Item 5.  Other Information
         -----------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)       3(i)  Charter of SFB Bancorp, Inc.*

          3(ii) Bylaws of SFB Bancorp, Inc. *

          4     Specimen of Stock Certificate *

          10    Employment Agreement with Peter W. Hampton  *

          27    Financial Data Schedule ( Electronic filing only)

          * Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505

(b)            Reports on Form 8-K

                      None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SFB Bancorp, Inc.



Date:     May 11, 1998                    By /s/ Peter W. Hampton
          --------------------------          ----------------------------------
                                                  Peter W. Hampton
                                                  (President and Chief Executive
                                                  Officer)








Date:     May 11, 1998                   By /s/ Bobby Hyatt
          --------------------------          ----------------------------------
                                                  Bobby Hyatt
                                                  (Principal Accounting Officer)