Form 10QSB
period 1998-06-30
SFB BANCORP INC
filed 1998-08-12
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                         Commission File Number 0-22587
                                                -------

                                SFB BANCORP, INC.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Tennessee                                  62-1683732
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

632 East Elk Avenue, Elizabethton, Tennessee               37643
--------------------------------------------            -------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (423) 543-3518
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

                                X   Yes          No
                              ----           ---

As of August 10, 1998, there were 752,980 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                                    Yes       X  No
                                ---          ---

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                                             Page(s)
-------                                                                                                             -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1997 and June 30, 1998.......................................3

Consolidated  Statements of  Comprehensive  Income - (Unaudited) for the three and six month periods ended June 30, 1997 and 1998............................................................................4

Consolidated Statements of Cash Flows - (Unaudited) for the six months ended June 30, 1997 and 1998..........................................................................................5

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

OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................13

Item 2.  Changes in Securities.........................................................................................13

Item 3.  Defaults Upon Senior Securities...............................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders........................................................13-14

Item 5.  Other Information.............................................................................................14

Item 6.  Exhibits and Reports on Form 8-K..............................................................................14

Signatures.............................................................................................................15


                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                            December 31,           June 30,
                                                                         -------------------- --------------------
           Assets                                                               1997                 1998
           ------                                                               ----                 ----
Cash on hand                                                             $             453    $             573
Interest earning deposits in other banks                                             4,139                2,774
Investment securities:
   Held to maturity (market value of $526
     in 1997 and $1,248 in 1998)                                                       577                1,277
   Available for sale (amortized cost of $1,149
     in 1997 and $2,299 in 1998)                                                     1,148                2,397
Loans receivable, net                                                               40,648               40,342
Mortgage-backed securities:
   Available for sale (amortized cost of $5,117 in
     1997 and $4,446 in 1998)                                                        5,030                4,384
Premises and equipment, net                                                            575                  707
Federal Home Loan Bank stock                                                           423                  439
Accrued interest receivable                                                            316                  287
Prepaid expenses and other assets                                                       28                   58
                                                                           ---------------      ---------------

         Total assets                                                    $          53,337    $          53,238
                                                                           ===============      ===============

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                                 $          40,587    $          40,273
Advance payments by borrowers for taxes and insurance                                  199                  452
Accrued expenses and other liabilities                                                 144                  175
Income taxes payable:
   Current                                                                             164                    -
   Deferred                                                                             62                   41
                                                                           ---------------      ---------------

         Total liabilities                                                          41,156               40,941
                                                                           ---------------      ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     none outstanding)                                                                   -                    -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued and outstanding)                                             77                   77
   Paid-in capital                                                                   7,336                7,356
   Retained earnings, substantially restricted                                       5,373                5,542
   Accumulated other comprehensive income (loss)                                       (53)                 (39)
   Unearned compensation:
     Employee stock ownership plan                                                    (552)                (522)
     Restricted stock plan                                                               -                 (117)
                                                                           ---------------      ----------------

         Total stockholders' equity                                                 12,181               12,297
                                                                           ---------------      ---------------

         Total liabilities and stockholders' equity                      $          53,337    $          53,238
                                                                           ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                     For Three Months Ended              For Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                      1997            1998               1997            1998
                                                      ----            ----               ----            ----
Interest income:
   Loans                                           $        793    $        843       $      1,572    $      1,677
   Mortgage-backed securities                                79              63                162             132
   Investments                                               26              45                 50              76
   Interest earning deposits                                 51              43                 60              96
                                                   ------------    ------------       ------------    ------------
         Total interest income                              949             994              1,844           1,981
                                                   ------------    ------------       ------------    ------------

Interest expense:
   Deposits                                                 511             487              1,002             968
   Federal Home Loan Bank advances                            -               -                  3               -
                                                   ------------    ------------       ------------    ------------
         Total interest expense                             511             487              1,005             968
                                                   ------------    ------------       ------------    ------------
         Net interest income                                438             507                839           1,013

Provision for loan losses                                     -               7                  -              15
                                                   ------------    ------------       ------------    ------------
         Net interest income after provision
           for loan losses                                  438             500                839             998

Non-interest income:
   Loan fees and service charges                             35              38                 70              75
   Other                                                      1               2                  6               5
                                                   ------------    ------------       ------------    ------------
         Total non-interest income                           36              40                 76              80
                                                   ------------    ------------       ------------    ------------

Non-interest expenses:
   Compensation                                             131             249                249             366
   Employee benefits                                         18              34                 34              66
   Net occupancy expense                                     18              20                 34              39
   Deposit insurance premiums                                 6               6                  8              12
   Data processing                                           17              22                 36              42
   Other                                                     63              79                109             169
                                                   ------------    ------------       ------------    ------------
         Total non-interest expenses                        253             410                470             694
                                                   ------------    ------------       ------------    ------------

         Income  before income taxes                        221             130                445             384

Income tax expense                                           82              49                161             143
                                                   ------------    ------------       ------------    ------------

         Net income                                         139              81                284             241

Other  comprehensive   income:
  Net  unrealized gains (losses) on
  securities available for sale net of
  income  taxes of $18 and $4, for the
  three  months, and $10 and $7, for the six
  months, respectively                                       27               6                 17              14
                                                 --------------  --------------     --------------  --------------

         Comprehensive income                    $          166  $           87     $          301  $          255
                                                  =============  ==============     ==============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                       1997             1998
                                                                                       ----             ----
Operating activities:
   Net income                                                                       $      284      $        241

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating activities:
     Depreciation                                                                           25                27
     Provision for loan losses                                                               -                15
     Increase (decrease) in reserve for uncollected interest                                 7                 9
     Deferred income taxes (benefit)                                                         -               (30)
     Net increase (decrease) in deferred loan fees                                         (16)                5
     Accretion of discounts on investment securities, net                                  (12)              (11)
     Amortization of premiums on mortgage-backed securities                                  6                 7
     Amortization of unearned compensation                                                   8                50
        Repurchase of shares - RSP                                                           -              (117)
     FHLB stock dividends                                                                  (15)              (16)
     (Increase) decrease in other assets                                                   (14)              (30)
     (Increase) decrease in accrued interest receivable                                    (16)               20
     Increase (decrease) in accrued expenses and other liabilities                          61                31
     Increase (decrease)  in current income taxes                                           71              (164)
                                                                                     ---------      ------------
         Net cash provided by operating activities                                         389                37
                                                                                     ---------      ------------

Investing activities:
   Purchase of investment securities held to maturity                                        -              (710)
   Maturity of investment securities held to maturity                                        -                21
   Purchase of investment securities available for sale                                   (300)           (2,150)
   Maturities of investment securities available for sale                                  250               900
   Principal payments on mortgage-backed securities
     available for sale                                                                    359               663
   Proceeds from sale real estate                                                            -                 -
   Net (increase) decrease in loans                                                     (1,221)              286
   Purchase of premises and equipment                                                      (22)             (159)
                                                                                     ----------     -------------

         Net cash used by investing activities                                            (934)           (1,149)
                                                                                     ----------     -------------

Financing activities:
   Net increase (decrease) in deposits                                                    (739)             (314)
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                                               258               253
   Repayment of FHLB advances                                                             (800)                -
     Issuance of  common stock                                                           7,056                 -
   Payment of accrued conversion cost                                                     (286)                -
   Payment of cash dividend                                                                  -               (72)
                                                                                     ---------      -------------
         Net cash provided (used) by financing activities                                5,489              (133)
                                                                                     ---------      -------------

         Increase (decrease) in cash and cash equivalents                                4,944            (1,245)

Cash and cash equivalents at beginning of period                                         1,414             4,592
                                                                                     ---------      ------------

Cash and cash equivalents at end of period                                           $   6,358      $      3,347
                                                                                     =========      ============


Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
     Interest                                                                        $     999      $        972
     Income taxes                                                                           81               326

Noncash transactions
     Unrealized gain (loss) on securities  available for sale, net of deferred tax          17                14
        liability

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of comprehensive income for the three and six month periods ending June 30, 1998 is not necessarily indicative of the results which may be expected for the entire year or any other interim period.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1997 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

      Basic earnings per share amounts for the three and six month periods ending June 30, 1998 are based on the average number of shares outstanding throughout the period less unallocated ESOP shares, which are not considered as outstanding for purposes of this calculation. Dilutive earnings per share are based on the dilutive effect for potential common shares outstanding during the period which would include unpurchased shares granted for the Bank's Restricted Stock Plan and shares granted under the Company's Stock Option Plan. No earnings per share disclosure has been included for the three and six months ending June 30, 1997, since the initial stock offering was completed on May 29, 1997. Therefore, it was determined that this information would not be meaningful.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                      Weighted average shares outstanding
                                              -------------------------------------------------
                                                 Three month period         Six month period
                                                 ended June 30, 1998       ended June 30, 1998
                                                 -------------------       -------------------
    Common Shares Outstanding                         767,000                    767,000
      Less:  Unallocated ESOP shares                  (53,191)                   (53,939)
                                                   ------------                ----------
    Basic EPS computation                             713,809                    713,061
    Effect of dilutive securities:
      Restricted Stock Plan                               115                         58
      Stock Options                                       492                        250
                                                   ----------                  ---------
    Diluted EPS computation                           714,416                    713,369
      Basic net income per share                         $.11                       $.34
      Diluted net income per share                       $.11                       $.34


3.   Stock Option Plan and Restricted Stock Plan
     -------------------------------------------

     On June 1, 1998, the stockholders of the Company approved the Company's Stock Option Plan and Restricted Stock Plan (RSP) at the Company's annual meeting. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. The Company announced on June 15, 1998, in a press release that it would repurchase up to 4% of its outstanding common stock to fund its approved Restricted Stock Plan and on July 15, 1998, announced in a press release that it would initially repurchase up to 5% for its approved Stock Option Plan. As of June 30, 1998, a total of 13,500 shares of common stock had been repurchased.

     The Company granted and awarded on June 1, 1998 under its approved Stock Option Plan and RSP Plan 73,630 and 30,678 shares, respectively. The stock options were granted to employees and non-employee directors at an exercise price of $16.69 per share and are exercisable at the rate of 20% on the date of grant and 20% annually thereafter. No shares have been exercised as of June 30, 1998.

     The shares awarded under the RSP plan will be earned and vested to the employees and non-employee directors over a four year period with 20% vesting on the date of grant and 20% annually thereafter. Compensation expense recognized for the three and six month periods ending June 30, 1998 for the RSP awards was $114,000.

     4.Asset Quality
       -------------

     The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1997 and June 30, 1998, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                              December 31,          June 30,
                                                 1997                1998
                                                 ----                ----
                                                  (Dollars in Thousands)

       Nonaccrual loans                       $      209         $      386
       Repossessed real estate                         -                  -
                                              ----------         ----------
       Total nonperforming assets             $      209         $      386
                                              ==========         ==========

       Nonperforming loans to net loans             0.51%              0.96%
       Nonperforming assets to total assets         0.39%              0.73%

Item 2.
     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or Security Federal Bank as appropriate.

Comparison of Results of Operations for the Three and Six Months Ending June 30, 1997 and 1998

Net Income. Net income for the three months ending June 30, 1998, decreased $58,000 from $139,000 in 1997, to $81,000 in 1998. Net income decreased $43,000 to $241,000 for the six months ending June 30, 1998, from $284,000 in 1997. The decrease for the three and six months ending June 30, 1998, was primarily the result of an increase in compensation and employee benefits, offset by an increase in net interest income.

Net Interest Income. Net interest income increased $69,000 or 15.8% from $438,000 for the three months ending June 30, 1997 to $507,000 for the three months ending June 30, 1998. Net interest income increased $174,000 or 20.7% from $839,000 for the six months ending June 30, 1997 to approximately $1.0 million for the six months ending June 30, 1998. The improvement in net interest income for the three month period in 1998 primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities of $5.3 million for the three months ending June 30, 1998, as compared to 1997. The overall increase in net interest income for the six months ending June 30, 1998, primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities of $6.3 million, as compared to the same period in 1997. The interest rate spread decreased 12 basis points from 2.95% for three months ending June 30, 1997 to 2.83% for the three months ending June 30, 1998, and decreased 17 basis points from 3.02% for six months ending June 30, 1997 to 2.85% for the six months ending June 30, 1998. The increases in the average interest-earning assets were primarily the result of the infusion of and subsequent investment of the proceeds raised in the Company's stock offering.

Interest Income. Interest income increased by $45,000 from $949,000 for the three months ending June 30, 1997 to $994,000 for the three months ending June 30, 1998, as average interest-earning assets increased approximately $2.0 million for the three month period in 1998, as compared to 1997. The average yield on interest-earning assets was 7.71% for the three months ending June 30, 1997 and 1998. Interest income increased $137,000 or 7.4% from $1.8 million for the six months ending June 30, 1997 to approximately $2.0 million for the six months ending June 30, 1998, as average interest-earning assets increased approximately $4.0 million for the six month period in 1998, as compared to 1997. These increases in the average interest-earning assets were primarily the result of the infusion of cash received in the stock offering. The average yield on interest-earning assets decreased 7 basis points from 7.77% for the six months ending June 30, 1997 to 7.70% for the six months ending June 30, 1998.

Interest Expense. Interest expense decreased by $24,000 from $511,000 for the three months ending June 30, 1997 to $487,000 for the three months ending June 30, 1998. Interest expense decreased by $37,000 from approximately $1.0 million for the six months ending June 30, 1997 to $968,000 for the six months ending June 30, 1998. The decrease for the three months ending June 30, 1998, was primarily the result of a decrease of approximately $2.9 million in the average balance of deposits for the three months ending June 30, 1998, compared to 1997, offset by a 12 basis point increase in the average cost of funds. The decrease for the six months ending June 30, 1998, was primarily the result of a $2.3 million decrease in average deposits and the repayment of Federal Home Loan Bank advances, offset by a 10 basis point increase in the average cost of funds.

Provision for Loan Losses. The provision for loan losses for three month period ending June 30, 1998 was $7,000. There was no provision recorded for the three month period ending June 30, 1997. The provision for loan losses for the six month period ending June 30, 1998 was $15,000. There was no provision recorded for the six month period ending June 30, 1997. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At June 30, 1998 the allowance for loan losses was at a level deemed adequate by management to provide for losses in the portfolio. The ratio of allowance for loan loss to non-performing loans at June 30, 1998 was 82.12%, and nonperforming assets represented 0.73% of total consolidated assets. Nonperforming assets were $386,000 at June 30, 1998 compared to $209,000 at June 30, 1997.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income amounted to $40,000 and $80,000 for the three and six months ending June 30, 1998, respectively, and $36,000 and $76,000 for the three and six months ending June 30, 1997, respectively.

Non-Interest Expense. Non-interest expense increased by $157,000 from $253,000 for the three months ending June 30, 1997 to $410,000 for 1998. The increase for the three month period was primarily the result of increased compensation expenses of $118,000 and employee benefit expenses of $16,000. Non-interest expense increased by $224,000 from $470,000 for the six months ending June 30, 1997 to $694,000 for 1998. The increase was primarily the result of increased compensation expense of $117,000, employee benefits of $32,000 and $60,000 of other expenses during the period. The increase in compensation expense for the quarter ending June 30, 1998, was primarily attributable to the recognition of additional compensation expense associated with the approval by the stockholders of the Company's Restricted Stock Plan ("RSP"). On June 1, 1998, such approval resulted in an immediate recognition of 20% of such plan expenses. The expenses recognized for the RSP during the entire three and six month period was approximately $114,000. The increase in employee benefit expenses for the three and six months ending June 30, 1998 of $16,000 and $32,000, respectively, was attributable to the recognition of ESOP expenses for the entire three and six month period in 1998, as compared to only one month in 1997. The increase in other expenses was mainly attributable to professional fees and other expenses incurred by the Company in connection with its annual meeting and proxy material. Net occupancy, deposit insurance premiums, and data processing expenses remained relatively stable during both three and six month periods.

Income Taxes. Income tax expense for the three months ending June 30, 1998 was $49,000 compared to $82,000 for the same period in 1997. Income tax expense for the six months ending June 30, 1998 was $143,000 compared to $161,000 for the same period in 1997. The decrease for the three and six month periods was principally the result of lower pre-tax income. The effective tax rate for both the three and six months in 1997 and 1998 was approximately 37%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at June 30, 1998 were approximately $513,000.

During the quarter ended June 30, 1998, the Bank filed a notice with the OTS for the establishment of a branch office. The Bank purchased land and an existing building for $135,000 for the proposed branch office which is to be located in Mountain City, Tennessee. The Company's management estimates that costs incidental to renovating the building will be approximately $120,000. For the three and six month period ending June 30, 1998, renovation had not begun, and other incidental expenses were not material. Management anticipates that substantially all of the costs will be capitalized.

At June 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at June 30, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at June 30, 1998. The Bank had the following capital ratios at June 30, 1998:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
     As of June 30, 1998:

     Total Capital
        (To risk weighted assets)   $    8,941       31.0%      $    2,306       8.0%`     $    2,883       10.0%

     Tier I Capital
        (To risk weighted assets)   $    8,624       29.9%      $    1,153       4.0%      $    1,730        6.0%

     Tier I Capital
        (To total assets)           $    8,624       17.2%      $      865       3.0%      $    1,441        5.0%

     Tangible Capital
        (To total assets)           $    8,624       17.2%      $      432       1.50%     $    1,441        5.0%


     (1) As categorized under the Prompt Corrective Action Provisions.

A great deal of information has been disseminated about the year 2000 as it relates to computer systems. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the Bank's operations. Data processing is also essential to most other financial institutions and many other companies. Substantially all of the Bank's material data processing that could be affected by this problem is provided by a third party service bureau. The Bank's service bureau has advised the Bank that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and results of operation. The Company does not expect to incur material costs in addressing year 2000 issues primarily as a result of its third party service bureau advising that it would not be assessing additional fees for the renovation and testing of its hardware and software in preparation for year 2000.

The Bank has formulated a contingency plan for its mission-critical services and products. The plan is designed to prepare the institution for returning to operation in the event that systems do not perform as planned either before or after the century date change. The plan also outlines certain "trigger dates" allowing sufficient time to change service providers and/or software vendors if the applicable system or software is not compliant.

Part II.                   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

            None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company ("Meeting") was held on June 1, 1998. The results of the vote on the matters presented at the Meeting were as follows:

          1. The following individuals were elected as directors, each for a three-year term:

                                                Vote For           Vote Withheld
                                                --------           -------------

                 John R. Crockett, Jr.           678,176              44,425

                 Julian T. Caudill               678,176              44,425

          2. The Company's 1998 Stock Option Plan was approved by stockholders by the following vote:

                 For  509,562;   Against  56,654   Abstain  1,350

          3. The 1998 Security Federal Bank Restricted Stock Plan was approved by stockholders by the following vote

                 For  449,462;   Against 118,054;  Abstain    150

          4. Ratification of the appointment of Crisp Hughes Evans LLP as the Company's independent audit firm was approved by stockholders by the following vote

                For  721,551;  Against  700;  Abstain  350

Item 5.  Other Information
         -----------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      3(i)     Charter of SFB Bancorp, Inc.*

          3(ii)   Bylaws of SFB Bancorp, Inc. *

          4       Specimen Stock Certificate *

          10      Employment Agreement with Peter W. Hampton  *

          10.1    SFB Bancorp, Inc. 1998 Stock Option Plan * *

          10.2    Security Federal Bank Restricted Stock Plan * *

          27      Financial Data Schedule ( Electronic filing only)

          * Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505.

          ** Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, filed with the SEC on April 17, 1998 (File No. 0- 22587).


(b)            Reports on Form 8-K

                      None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SFB Bancorp, Inc.



Date:     August 12, 1998             By  /s/ Peter W. Hampton
                                         ---------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)






Date:     August 12, 1998             By  /s/Bobby Hyatt
                                          --------------------------------------
                                          Bobby Hyatt
                                          (Principal Accounting Officer)