Form 10QSB
period 1998-09-30
SFB BANCORP INC
filed 1998-11-12
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                         Commission File Number 0-22587
                                                -------

                                 SFB BANCORP, INC.
--------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its Charter)


                 Tennessee                              62-1683732
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                            Number)

    632 East Elk Avenue, Elizabethton, Tennessee          37643
------------------------------------------------     --------------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000
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

                    X       Yes                        No
               ------------                 ----------

As of November 6, 1998, there were 728,650 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                            Yes                 X     No
               ------------                ----------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                                    Page(s)
-------                                                                                                    -------

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1997 and September 30, 1998.........................3

Consolidated  Statements of Comprehensive Income - (Unaudited) for the three and nine month periods ended September 30, 1997 and 1998...........................................................4

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended September 30, 1997 and 1998............................................................................5

Notes to (Unaudited) Consolidated Financial Statements.......................................................6-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................................................................9-13

PART II.
--------

OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................................14

Item 2.    Changes in Securities..............................................................................14

Item 3.    Defaults Upon Senior Securities....................................................................14

Item 4.    Submission of Matters to a Vote of Security Holders................................................14

Item 5.    Other Information..................................................................................14

Item 6.    Exhibits and Reports on Form 8-K................................................................14-15

Signatures................................................................................................... 16


                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands )

                                                                    December 31,        September 30,
                                                                    ------------       ------------
             Assets                                                      1997               1998
             ------                                                      ----               ----

Cash on hand                                                          $    453           $    620
Interest-earning deposits in other banks                                 4,139              1,922
Investment securities:
   Held to maturity (market value of $526
      in 1997 and $1,223 in 1998)                                          577              1,219
   Available for sale (amortized cost of $1,149
      in 1997 and $2,425 in 1998)                                        1,148              2,432
Loans receivable, net                                                   40,648             41,013
Mortgage-backed securities:
   Available for sale (amortized cost of $5,117 in
      1997 and $3,971 in 1998)                                           5,030              3,934
Premises and equipment, net                                                575                742
Federal Home Loan Bank stock                                               423                446
Accrued interest receivable                                                316                270
Prepaid expenses and other assets                                           28                 62
                                                                      --------           --------

          Total assets                                                $ 53,337           $ 52,660
                                                                      ========           ========

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                              $ 40,587           $ 40,288
Advance payments by borrowers for taxes and insurance                      199                444
Accrued expenses and other liabilities                                     144                228
Income taxes payable:
   Current                                                                 164                 --
   Deferred                                                                 62                 72
                                                                      --------           --------

          Total liabilities                                             41,156             41,032
                                                                      --------           --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     none outstanding)                                                      --                 --
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued and outstanding at December 31, 1997 and         77                 77
     728,650 outstanding at September 30, 1998)
   Paid-in capital                                                       7,336              7,365
   Retained earnings, substantially restricted                           5,373              5,690
     Treasury shares, at cost (38,350 shares)                               --               (596)
   Accumulated other comprehensive income (loss)                           (53)               (18)
   Unearned compensation:
     Employee stock ownership plan                                        (552)              (506)
     Restricted stock plan                                                  --               (384)
                                                                      --------           --------

          Total stockholders' equity                                    12,181             11,628
                                                                      --------           --------

          Total liabilities and stockholders' equity                  $ 53,337           $ 52,660
                                                                      ========           ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (in thousands)

                                              For Three Months Ended      For Nine Months Ended
                                                  September 30,                September 30,
                                              ----------------------      ---------------------
                                                 1997     1998               1997     1998
                                                ------   ------             ------   ------
Interest income:
   Loans                                        $  827   $  864             $2,399   $2,541
   Mortgage-backed securities                       77       56                239      188
   Investments                                      29       56                 79      132
   Interest-earning deposits                        61       35                121      131
                                                ------   ------             ------   ------
          Total interest income                    994    1,011              2,838    2,992
                                                ------   ------             ------   ------

Interest expense:
   Deposits                                        489      502              1,491    1,470
   Federal Home Loan Bank advances                  --       --                  3       --
                                                ------   ------             ------   ------
          Total interest expense                   489      502              1,494    1,470
                                                ------   ------             ------   ------
          Net interest income                      505      509              1,344    1,522

Provision for loan losses                            3        8                  3       23
                                                ------   ------             ------   ------
          Net interest income after provision
             for loan losses                       502      501              1,341    1,499

Non-interest income:
   Loan fees and service charges                    37       40                107      115
   Other                                             3        4                  9        9
                                                ------   ------             ------   ------
          Total non-interest income                 40       44                116      124
                                                ------   ------             ------   ------

Non-interest expenses:
   Compensation                                    112      154                361      520
   Employee benefits                                15       32                 49       98
   Net occupancy expense                            19       21                 53       60
   Deposit insurance premiums                        7        7                 15       19
   Data processing                                  19       22                 55       64
   Other                                            70       74                179      243
                                                ------   ------             ------   ------
          Total non-interest expenses              242      310                712    1,004
                                                ------   ------             ------   ------

          Income  before income taxes              300      235                745      619

Income tax expense                                 111       86                272      229
                                                ------   ------             ------   ------

          Net income                               189      149                473      390

Other comprehensive income:
  Net unrealized gains (losses) on
  securities available for sale net of
  income  taxes of $29 and $14, for the
  three months, and $37 and $23, for the nine
  months, respectively                              44       21                 61       35
                                                ------   ------             ------   ------

          Comprehensive income                  $  233   $  170             $  534   $  425
                                                ======   ======             ======   ======


                   The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                  ----------------------
                                                                                       1997       1998
                                                                                    ---------  ---------
Operating activities:
   Net income                                                                       $   473    $   390
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation                                                                        39         41
     Provision for loan losses                                                            3         23
     Increase (decrease) in reserve for uncollected interest                              4         15
     Deferred income taxes (benefit)                                                     (2)       (15)
     Net increase (decrease) in deferred loan fees                                      (11)         1
     Accretion of discounts on investment securities, net                               (15)       (15)
     Amortization of premiums on mortgage-backed securities                               9         10
     Amortization of unearned compensation                                               30        216
        Repurchase of shares - RSP                                                       --       (525)
     FHLB stock dividends                                                               (22)       (23)
     (Increase) decrease in other assets                                                (17)       (34)
     (Increase) decrease in accrued interest receivable                                 (25)        31
     Increase (decrease) in accrued expenses and other liabilities                      107         84
     Increase (decrease)  in current income taxes                                       136       (164)
                                                                                    -------    -------
          Net cash provided by operating activities                                     709         35
                                                                                    -------    -------
Investing activities:
   Purchase of investment securities held to maturity                                  (500)      (710)
   Maturity of investment securities held to maturity                                    94         84
   Purchase of investment securities available for sale                                (550)    (2,475)
   Maturities of investment securities available for sale                               550      1,200
   Principal payments on mortgage-backed securities
     available for sale                                                                 589      1,135
   Proceeds from sale real estate                                                        10         --
   Net (increase) decrease in loans                                                  (3,127)      (389)
   Purchase of premises and equipment                                                   (47)      (208)
                                                                                    -------    -------
          Net cash used by investing activities                                      (2,981)    (1,363)
                                                                                    -------     ------
Financing activities:
   Net increase (decrease) in deposits                                                 (912)      (299)
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                                            278        245
   Repayment of FHLB advances                                                          (800)        --
     Issuance of  common stock                                                        7,056         --
    Purchase of treasury stock                                                           --       (596)
   Payment of accrued conversion cost                                                  (286)        --
   Payment of cash dividend                                                              --        (72)
                                                                                    -------    -------
          Net cash provided (used) by financing activities                            5,336       (722)
                                                                                    -------    -------
          Increase (decrease) in cash and cash equivalents                            3,064     (2,050)

Cash and cash equivalents at beginning of period                                      1,414      4,592
                                                                                    -------    -------
Cash and cash equivalents at end of period                                          $ 4,478    $ 2,542
                                                                                    =======    =======

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                                       $ 1,478    $ 1,452
     Income taxes                                                                       129        426

Noncash transactions
     Unrealized gain (loss) on securities available for sale, net of deferred tax
          liability                                                                      61         35
        Loans to facilitate sale of real estate                                          40         --
        Loan charge off's                                                                --          6

                   The accompanying notes are an integral part of these consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)

1.   Basis of Preparation
     --------------------

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of comprehensive income for the three and nine month periods ending September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year or any other interim period.

      It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1997 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.    Earnings Per Share
      ------------------

       Basic earnings per share amounts for the three and nine month periods ending September 30, 1998 and the three months ending September 30, 1997, are based on the average number of shares outstanding throughout the period less unallocated ESOP shares, which are not considered as outstanding for purposes of this calculation. Diluted earnings per share are based on the dilutive effect for potential common shares outstanding during the period which would include unpurchased shares granted for the Bank's Restricted Stock Plan and shares granted under the Company's Stock Option Plan. No earnings per share disclosure has been included for the nine months ending September 30, 1997, since the initial stock offering was only completed in May 1997. Therefore, it was determined that this information would not be meaningful.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                            -----------------------------------------------
                                                                 Weighted average shares outstanding
                                                            -----------------------------------------------
                                                                                               For Nine
                                                            For Three Months Ended           Months Ended
                                                                 September 30,               September 30,
                                                            ----------------------      -------------------
                                                                1997        1998                 1998
                                                              --------    --------              -------
Common Shares Outstanding                                      767,000     753,661              762,505
  Less:  Unallocated ESOP shares                               (59,742)    (51,653)             (53,169)
                                                              --------    --------             --------
Basic EPS computation                                          707,258     702,008              709,336
Effect of dilutive securities:
  Restricted Stock Plan                                             --          --                   38
  Stock Options                                                     --          --                  166
                                                              --------    --------             --------
Diluted EPS computation                                        707,258     702,008              709,540
  Basic net income per share                                  $    .27    $    .21             $    .55
  Diluted net income per share                                $    .27    $    .21             $    .55

3.    Stock Option Plan and Restricted Stock Plan
      -------------------------------------------

      On June 1, 1998, the stockholders of the Company approved the Company's Stock Option Plan (SOP) and Restricted Stock Plan (RSP) at the Company's annual meeting. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. The Company announced on June 15, 1998, in a press release that it would repurchase up to 4% of its outstanding common stock to fund its approved RSP, and on July 15, 1998, announced in a press release that it would initially repurchase up to 5% for its approved SOP. As of September 30, 1998, a total of 30,680 shares of common stock have been purchased to fund the RSP and 38,350 have been purchased and held in treasury to fund shares granted under the SOP.

      The Company granted and awarded on June 1, 1998 under its approved SOP and RSP 73,630 and 30,678 shares, respectively. The stock options were granted to employees and non-employee directors at an exercise price of $16.69 per share and are exercisable at the rate of 20% on the date of grant and 20% annually thereafter. No shares have been exercised as of September 30, 1998.

      The shares awarded under the RSP will be earned and vested to the employees and non-employee directors over a four year period with 20% vesting on the date of grant and 20% annually thereafter. Compensation expense recognized for the three and nine month periods ending September 30, 1998 for the RSP awards was approximately $26,000 and $141,000, respectively.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


4.    Asset Quality
      -------------

      The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1997 and September 30, 1998, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                     December 31,  September 30,
                                                         1997           1998
                                                         ----           ----

          Nonaccrual loans                             $   209        $   411
          Repossessed real estate                         --             --
                                                       -------        -------
          Total nonperforming assets                   $   209        $   411
                                                       =======        =======

          Nonperforming loans to net loans                0.51%          1.00%
          Nonperforming assets to total assets            0.39%          0.78%

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or Security Federal Bank as appropriate.

Comparison of Results of Operations for the Three and Nine Months Ending September 30, 1997 and 1998

Net Income. Net income for the three months ending September 30, 1998, decreased $40,000 to $149,000 compared to $189,000 in 1997. Net income decreased $83,000 to $390,000 for the nine months ending September 30, 1998 compared to $473,000 in 1997. The decreases for the three and nine months ending September 30, 1998, were primarily the result of increases in compensation and employee benefits, offset by an increase in net interest income.

Net Interest Income. Net interest income increased $4,000 from $505,000 for the three months ending September 30, 1997 to $509,000 for the three months ending September 30, 1998. Net interest income increased $178,000, or 13.2%, from approximately $1.3 million for the nine months ending September 30, 1997 to approximately $1.5 million for the nine months ending September 30, 1998. The improvement in net interest income for the three month period in 1998 primarily reflects an increase in the interest rate spread of 53 basis points from 2.59% for three months ending September 30, 1997 to 3.12% for the three months ending September 30, 1998. Average interest-earning assets in excess of average interest-bearing liabilities remained relatively constant during the period. The overall increase in net interest income for the nine months ending September 30, 1998, primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities of approximately $683,000, as compared to the same period in 1997. The interest rate spread increased 14 basis points from 2.87% for the nine months ending September 30, 1997 to 3.01% for the nine months ending September 30, 1998. The increase in the average interest-earning assets for the nine months ending September 30, 1998, reflects the infusion of the proceeds raised in the Company's stock offering which was completed in late May of 1997. Therefore, the nine months ending September 30, 1997, only had the stock proceeds available to be deployed for approximately four months in 1997, whereas for 1998, the Company was able to invest the funds for the full nine months.

Interest Income. Interest income increased by $17,000 from $994,000 for the three months ending September 30, 1997 to approximately $1.0 million for the three months ending September 30, 1998, as the average yield on interest-earning assets increased 56 basis points from 7.52% for the three months ending September 30, 1997 to 8.08% for the same period in 1998. During the same three month period, average interest-earning assets decreased approximately $583,000 as compared to 1997. This decrease was mainly the result of interest-earning assets, primarily interest-earning assets in other banks, being used to purchase approximately $1.1 million of the Company's stock in the market to fund the Bank's Restricted Stock Plan (RSP) and to repurchase common stock under the approved stock repurchase plan. Interest income increased $154,000 or 5.4% from approximately $2.8 million for the nine months ending September 30, 1997, to approximately $3.0 million for the nine months ending September 30, 1998. This increase in interest income was the result of average interest-earning assets increasing approximately $2.0 million for the nine month period in 1998, as compared to 1997. Furthermore, the average yield on interest-earning assets increased 22 basis points from 7.68% for the nine months ending September 30, 1997 to 7.90% for the nine months ending September 30, 1998.

Interest Expense. Interest expense increased by $13,000 from $489,000 for the three months ending September 30, 1997 to $502,000 for the three months ending September 30, 1998. Interest expense decreased by $24,000 during the nine months ending September 30, 1998, from approximately $1.5 million for the nine months ending September 30, 1997. The increase in interest expense for the three months ending September 30, 1998, was primarily the result of an increase of approximately $779,000 in the average balance of deposits compared to 1997, in addition to a 4 basis point increase in the average cost of funds. The decrease for the nine months ending September 30, 1998, was primarily the result of a $1.3 million decrease in average deposits outstanding and no Federal Home Loan Bank advances outstanding during the period, offset by a 8 basis point increase in the average cost of funds.

Provision for Loan Losses. The provision for loan losses was $3,000 and $8,000 for the three month period ending September 30, 1997 and 1998, respectively. The provision for loan losses was $3,000 and $23,000 for the nine month period ending September 30, 1997 and 1998, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At September 30, 1998, the allowance for loan losses was at a level deemed adequate by management to provide for losses in the portfolio. The ratio of allowance for loan loss to non-performing loans at September 30, 1998 was 77.37%, and nonperforming assets represented 0.78% of total consolidated assets. Nonperforming assets were $411,000 at September 30, 1998, compared to $534,000 at September 30, 1997. Management is not aware of any trends or events inherent to its loan portfolio that have not been provided for in its loan loss allowance. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income amounted to $44,000 and $124,000 for the three and nine months ending September 30, 1998, respectively, and $40,000 and $116,000 for the three and nine months ending September 30, 1997, respectively. Total non-interest income has remained stable during these periods as the Company has not experienced any significant loan or deposit growth.

Non-Interest Expense. Non-interest expense increased by $68,000 from $242,000 for the three months ending September 30, 1997 to $310,000 for 1998. The increase for the three month period was primarily the result of increased compensation expense of $42,000 and employee benefit expense of $17,000. Non-interest expense increased by $292,000 from $712,000 for the nine months ending September 30, 1997 to approximately $1.0 million for the same period in 1998. The increase was primarily the result of increased compensation expense of $159,000, employee benefit expense of $49,000 and $64,000 of other expense during the period. The increase in compensation expense for the quarter ending September 30, 1998, was primarily attributable to the recognition of additional compensation expense associated with the stockholder approved Restricted Stock Plan (RSP). On June 1, 1998, the plan's approval resulted in an immediate recognition of 20% of such plan expenses and subsequent monthly accruals for the vesting benefits as earned. The expenses recognized for the RSP during the three and nine month period ending September 30, 1998, was approximately $26,000 and $140,000, respectively. The increase in employee benefit expense for the three and nine months ending September 30, 1998 of $17,000 and $49,000, respectively, was attributable to the continued recognition of ESOP expenses for the entire three and nine month period in 1998, as compared to only four months in the nine month period ending September 30, 1997. The increase in other non-interest expense was mainly attributable to professional fees and expenses incurred by the Company in connection with its first annual meeting, SEC filings, and proxy material preparation and mailing. Net occupancy, deposit insurance premiums, and data processing expenses remained relatively stable during both three and nine month periods. As discussed herein, the Bank plans to open an additional branch office in nearby Mountain City, Tennessee, during the month of January 1999. The Company expects that non-interest expense might increase during 1999 due to the costs associated with opening and maintaining this new branch office.

Income Taxes. Income tax expense for the three months ending September 30, 1998 was $86,000 compared to $111,000 for the same period in 1997. Income tax expense for the nine months ending September 30, 1998 was $229,000 compared to $272,000 for the same period in 1997. The decrease for the three and nine month periods in 1998 was principally the result of lower pre-tax income. The effective tax rate for both the three and nine months in 1997 and 1998 was approximately 38%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at September 30, 1998 were approximately $573,000.

During the quarter ended June 30, 1998, the Bank filed a notice with the OTS for the establishment of a branch office. The Bank purchased for $135,000 land and an existing building for the branch office which is to be located in Mountain City, Tennessee. The Company's management estimated that costs incidental to renovating and equipping the building to be approximately $120,000. As of September 30, 1998, the Company had invested approximately $33,000 toward the renovation and equipping of the building.

At September 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at September 30, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at September 30, 1998. The Bank had the following capital ratios at September 30, 1998:

                                                                                  For Capital                   Categorized as
                                                    Actual                     Adequacy Purposes             "Well Capitalized"(1)
                                          ----------------------------    ----------------------------    --------------------------
                                             Amount         Ratio            Amount         Ratio            Amount         Ratio
                                          ------------- --------------    -------------- -------------    -------------- -----------
   As of September 30, 1998:

   Total Capital
      (To risk weighted assets)           $      8,831       29.9%        $      2,363         8.0%`      $      2,954        10.0%

   Tier I Capital
      (To risk weighted assets)           $      8,512       28.8%        $      1,182         4.0%       $      1,772         6.0%

   Tier I Capital
      (To total assets)                   $      8,512       16.9%        $        886         3.0%       $      1,477         5.0%

   Tangible Capital
      (To total assets)                   $      8,512       16.9%        $        443         1.50%      $      1,477         5.0%


   (1) As categorized under the Prompt Corrective Action Provisions.

Year 2000 compliance. A great deal of information has been disseminated about the Year 2000 as it relates to computer systems. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the Year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the Bank's operations. Data processing is also essential to most other financial institutions and many other companies. Substantially all of the Bank's material data processing that could be affected by this problem is provided by a third party service bureau. The service bureau has advised the Bank that it expects to have substantially all of the Year 2000 problems resolved by the end of 1998. In addition, the service bureau has informed the Bank that it will not be assessing special charges for the renovation and testing of its hardware and software in preparation for Year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and results of operation.

The Bank has formulated a Year 2000 Compliance Plan and a Year 2000 Contingency Plan. The Year 2000 Compliance Plan is structured in accordance with the Office of Thrift Supervision's Year 2000 Examination Checklist, Version 2. It addresses the identified phases of: Awareness, Assessment, Renovation, Validation and Implementation. The purpose of the plan is to outline the procedures necessary for assuring that the Bank is in readiness for the century date change. Execution of the plan is currently on target. The Year 2000 Contingency Plan is designed to prepare the institution for returning to operation in the event that systems do not perform as planned either before or after the century date change. The plan addresses vital mission critical applications and states both the plans in the event of noncompliance and dates for when the plan will be put into effect.

The Company has contacted other material vendors and supplier regarding their Year 2000 state of readiness. The Company has obtained written assurance from these third party vendors indicating that they expect to be Year 2000 compliant prior to the Year 2000.

The Bank's third party service bureau during October 1998, converted the Bank to its new state of the art core account processing platform. This new technology was built with Year 2000 compatible components. The service bureau during October 1998, conducted Year 2000 proxy testing on this new platform. The Bank expects to commence testing in December 1998. In addition, each application of the system has been renovated to run on the new platform and date fields expanded to a four digit year. Other service bureau products and services utilized by the Bank are expected to be brought Year 2000 compliant by the end of 1998 or first part of 1999.

The Bank is planning to upgrade its teller operating system during the fourth quarter of 1998. This upgrade will further ensure Year 2000 readiness by using Year 2000 certified software and hardware. The Company's management estimates costs incidental to the upgrade to be approximately $100,000. The Company's management anticipates that substantially all of such costs will be capitalized. These costs should not be material to the Company in any single year. As of September 30, 1998, no material costs have been capitalized in regard to Year 2000 compliance.

The Company's successful and timely completion of the Year 2000 project is based on estimates derived by management on assumptions of future events, which are inherently uncertain, including the progress and results of the Company's third party service provider, testing plans, and all vendors, suppliers and customer readiness.

Part II.                       OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

              From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

(a)         3(i)     Charter of SFB Bancorp, Inc.*

            3(ii)    Bylaws of SFB Bancorp, Inc. *

            4        Specimen Stock Certificate *

            10       Employment Agreement with Peter W. Hampton  *

            10.1     SFB Bancorp, Inc. 1998 Stock Option Plan **

            10.2     Security Federal Bank Restricted Stock Plan **

            27       Financial Data Schedule ( Electronic filing only)

            * Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505.

            ** Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, filed with with the SEC on April 17, 1998 (File No. 0-22587).

(b)                  Reports on Form 8-K

                      None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SFB Bancorp, Inc.


Date:        November 12, 1998      By  /s/ Peter W. Hampton
             -----------------          ----------------------------------------
                                        Peter W. Hampton
                                        (President and Chief Executive Officer)






Date:        November 12, 1998    By    /s/ Bobby Hyatt
             -------------------        ---------------------------------------
                                        Bobby Hyatt
                                        (Principal Accounting Officer)