Form 10KSB40
period 1998-12-31
SFB BANCORP INC
filed 1999-03-26
CIK 1035371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

[ ]  Transition   report  pursuant  to section  13  or  15(d) of the  Securities
     Exchange Act of 1934 For the transition period from ________ to ________ .

                           Commission File No. 0-22587

                                SFB Bancorp, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Tennessee                                                      62-1683732
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
Organization)                                              Identification No.)

632 East Elk Avenue, Elizabethton, Tennessee                     37643
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (423) 543-1000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

         State issuer's revenues for its most recent fiscal year:  $4,157,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 1, 1999 was $6.8 million.

         As of March 16, 1999, there were issued and outstanding 692,417 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES      NO X
                                                                      ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1998. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1998. (Part III)

                                     PART I
         Forward Looking Statements

         SFB Bancorp, Inc. (the "Company") may from time to time make written or oral "Forward- Looking Statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the Exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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


         The following table sets forth certain financial ratios for the Company for the dates indicated.

                                       At December 31,
                                   ---------------------
                                      1997        1998
                                   ---------------------

Return on average assets              1.18%        .94%

Return on average equity              6.99%       4.24%

Average equity to average assets     17.38%      22.24%

Dividend payout                         --%      27.85%


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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                     December 31,
                                        ------------------------------------
                                               1997             1998
                                        -----------------  -----------------

                                         Amount  Percent    Amount   Percent
Type of Loans:
Real Estate Loans:
  One- to four-family...................$31,382    75.63   $30,054     72.41
  Construction..........................  1,600     3.86     1,216      2.93
  Commercial............................  1,433     3.45     1,566      3.77
  Multi-family residential..............    687     1.65     1,011      2.44
  Land..................................  2,982     7.19     3,997      9.63
Commercial business loans...............    425     1.02       573      1.38
Consumer Loans:
  Automobile loans......................  2,119     5.10     2,294      5.53
  Share loans...........................    517     1.25       322       .78
  Other.................................    351      .85       470      1.13
                                        -------  -------   -------   -------
     Total loans........................ 41,496   100.00    41,503    100.00
                                                  ======              ======
Less:
  Loans in process......................    429                619
  Deferred loan origination fees
  and costs.............................    118                109
  Allowance for loan losses.............    301                326
                                        -------            -------
     Total loans, net...................$40,648            $40,449
                                         ======             ======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at December 31, 1999. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                           Due after
                                Due within 1 through Due after
                                   1 year   5 years   5 years    Total
                                  -------- --------- ---------  ------
                                             (In Thousands)

One- to four-family residential.. $    140 $   1,163 $  28,751 $  30,054
Construction.....................      373         -       843     1,216
Commercial real estate...........        -       686       880     1,566
Multi-family residential.........        -       154       857     1,011
Land.............................      671     2,622       704     3,997
Commercial business loans........      479        78        16       573
Consumer.........................    1,129     1,957         -     3,086
                                  --------  --------  --------  --------
     Total ......................$   2,792 $   6,660 $  32,051 $  41,503
                                  ========  ========  ========  ========

         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                              Floating or
                                    Fixed     Adjustable
                                    Rates        Rates     Total
                                   -------- ------------- -------
                                            (In Thousands)

One- to four-family residential....$  28,349  $  1,565   $ 29,914
Construction.......................      843         -        843
Commercial real estate.............    1,480        86      1,566
Multi-family residential...........      902       109      1,011
Land...............................    2,812       514      3,326
Commercial business loans and
  consumer.........................    2,025        26      2,051
                                    --------   -------    -------
    Total..........................$  36,411  $  2,300   $ 38,711
                                    ========   =======    =======

         One- to Four-Family Residential Loans. Security Federal's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property in the Bank's primary market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 97% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 85%. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties is limited to 85% and 90% with private mortgage insurance. The Bank primarily originates and retains fixed-rate balloon loans having terms of up to 15 years, with principal and interest payments calculated using up to a 30-year amortization period.

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

         Commercial and Multi-Family Loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. Multi-family loans are secured by apartment and condominium buildings. These loans generally have not exceeded $500,000 or had terms greater than 10 years.

         Commercial and multi-family real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers who are otherwise well known to the Bank.

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

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are processed by a member of the Bank's Board of Directors and/or outside independent fee appraisers.

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

         Loan Commitments. Verbal commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 1998, commitments to cover originations of mortgage loans and undisbursed funds for loans-in-process were $1,440,000 and $619,000, respectively.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.


                                                                      At December 31,
                                                                  ----------------------
                                                                     1997        1998
                                                                  ----------  ----------
                                                                  (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
  One- to four-family residential.................................$     150   $     409
  Construction....................................................        -           -
  Commercial......................................................        -           -
  Multi-family residential........................................        -           -
  Land............................................................        -          18
Commercial business and consumers.................................       59          10
                                                                  ---------   ---------
    Total nonaccrual loans........................................      209         437
Accruing loans which are contractually past due 90 days or more...        -           -
                                                                  ---------  ----------
    Total nonperforming loans.....................................      209         437
Real estate owned.................................................        -           -
                                                                  ---------  ----------
Total nonperforming assets........................................$     209   $     437
                                                                   ========    ========
Nonaccrual and 90 days past due as a percentage of net loans......    0.51%       1.08%
Nonaccrual and 90 days past due as a percentage of total assets...    0.39%       0.84%
Total nonperforming assets as a percentage of total assets........    0.39%       0.84%


         At December 31, 1998, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1998, the Bank had classified approximately $456,000 of assets as substandard, and $1,000 of assets as special mention. The Bank did not have any assets classified as doubtful or loss.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 1998, the Bank had no foreclosed real estate.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                       At December 31,
                                                                    ---------------------
                                                                      1997        1998
                                                                    ---------   ---------
                                                                    (Dollars in Thousands)

Total loans outstanding............................................. $41,496    $41,503
                                                                      ======     ======
Average loans outstanding........................................... $39,881    $40,608
                                                                      ======     ======
Allowance at beginning of period....................................    $304       $301
Provision ..........................................................      10         31
Recoveries..........................................................       -          -
Charge-offs ........................................................     (13)        (6)
                                                                         ---        ---
Allowance at end of period..........................................    $301       $326
                                                                         ===        ===

Allowance for loan losses as a percent of total loans outstanding...    0.73%      0.79%
Net loans charged off as percent of average loans outstanding.......    0.03%      0.01%
Ratio of allowance to nonperforming loans...........................   144.0%      0.75%

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                     At December 31,
                                       ----------------------------------------
                                              1997                1998
                                       -------------------- -------------------
                                                Percent of           Percent of
                                               Loans in Each       Loans in Each
                                                Category to         Category to
                                       Amount   Total Loans  Amount  Total Loans
                                       ------   -----------  ------  -----------
                                                 (Dollars in Thousands)
 Real estate loans:
  One- to four-family residential......  $136     75.63%     $147     72.41%
  Construction.........................    25      3.86        27      2.93
  Commercial...........................    40      3.45        43      3.77
  Multi-family residential.............    20      1.65        22      2.44
  Land.................................    30      7.19        33      9.63
Commercial business and consumer.......    50      8.22        54      8.82
                                         ----    ------       ---    ------
     Total allowance for loan losses...  $301    100.00%     $326    100.00%
                                         ====    ======       ===    ======


Investment Activities and Mortgage-Backed Securities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investment securities held to maturity in accordance with SFAS No. 115. At December 31, 1998, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits, as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's investment securities available for sale and investment securities held to maturity portfolios at December 31, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Small Business Administration ("SBA").

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

Investment Activities

         Investment Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated.

                                                            At December 31,
                                                           ----------------
                                                            1997     1998
                                                           ------   -------
                                                        (Dollars in Thousands)

U.S. government and agency securities available for sale...$1,148   $2,327
U.S. government securities.................................   418      440
Political subdivision notes................................   159      718
Mortgage-backed securities available for sale.............. 5,030    3,502
FHLB Stock.................................................   423      454
                                                            -----    -----
  Total....................................................$7,178   $7,441
                                                            =====    =====

The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at December 31, 1998. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                          At December 31, 1998
                        ------------------------------------------------------------------------------------------------
                            Less than           1 to            Over 5 to         Over 10               Total
                             1 year           5 years           10 years           years             Securities
                        ------------------ ----------------- ---------------- ----------------  ------------------------
                          Carrying Average Carrying  Average Carrying Average Carrying Average  Carrying          Market
                           Value    Yield   Value     Yield   Value    Yield   Value    Yield     Value   Yield    Value
                           -----    -----   -----     -----   -----    -----   -----    -----   -------- ------- -------
                                                          (Dollars in Thousands)
U.S. government and
  Agencies securities
  Available for sale....$   250    5.50%   $2,077    5.59%        $       -%       $        -% $  2,327   5.58% $  2,327
                                                                  -                -
U.S. government
Securities..............      -        -        -        -        -        -     429      5.37      429    5.37      429
Political subdivision
Notes...................      -        -      718     4.56        -        -       -         -      718    4.56      718
Mortgage-backed
  Securities available
  For sale:
  GNMA..................      -        -        -        -        -        -     521      6.94      521    6.93      521
  FHLMC.................      -        -        2     7.00        -        -      55      7.83       57    7.80       57
  FHLMC Remic...........      -        -       63     5.60      638     5.47     174      5.40      875    5.47      875
  FNMA..................      -        -        4    11.00        -        -     508      6.52      512    6.55      512
  FNMA Remic............      -        -        -        -      490     5.78   1,047      4.98    1,537    5.23    1,537
FHLB stock (1)..........      -        -        -        -        -        -     454      6.88      454    6.88      454
                          -----             -----             -----            -----              -----            -----

  Total................. $  250     5.50%  $2,864     5.34%  $1,128     5.61% $3,188      5.94% $ 7,430    5.64% $ 7,430
                          =====     ====    =====     ====    =====     ====   =====      ====    =====    ====    =====

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 1998, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of December 31, 1998.

                   Maturity Period                Time Deposits
                   ---------------                -------------
                                               (Dollars in Thousands)
                                                --------------------

        Within three months....................       $1,615
        More than three through six months.....        1,918
        More than six through nine months......          950
        Over nine months.......................        2,988
                                                       -----
                 Total.........................       $7,471
                                                       =====


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

Employees

         At December 31, 1998 the Bank had 16 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the Savings Association Insurance Fund (the "SAIF") to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank is required to pay insurance premiums to the FDIC ranging from 0 to 27 basis points of its total assessable deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Assessment rates for BIF members also range from 0 to 27 basis points. A separate levy is imposed on all FDIC insured institutions for repayment of bonds sold by the Financing Corporation ("FICO") from 1987 to 1989 in support of the Savings and Loan Insurance Corporation. However, BIF members rates for FICO are one-fifth the rate paid by SAIF members until January 1, 2000. FICO rates are subject to quarterly adjustments. The lower premium for BIF members places SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately $.657 per $100 of SAIF deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to
 .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined annually by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to maintain minimum capital amounts and ratios. The Bank is required to meet three capital standards: (1) tier I capital to adjusted total assets of 4%, (2) tier I capital to risk weighted assets of 4%, and (3) total capital to risk weighted assets of 8%. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 1998, the Bank was in compliance with its QTL requirement with 80.13% of its assets invested in QTIs.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter equal to a certain percentage of the sum of its net withdrawable deposit accounts and borrowings payable in one year or less at the end of the preceding quarter, or the average daily balance of its net withdrawable deposit accounts and borrowings payable in one year or less during the preceding quarter. At December 31, 1998, the Bank's required liquidity ratio was 4.00%, and its actual ratio was 10.48%.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Bank was in compliance with these Federal Reserve Board requirements.

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
  Elizabethton, Tennessee



         On June 30, 1998, the Bank purchased for $135,000 land and an existing building for the branch office which is to be located in nearby Mountain City, Tennessee. Management estimates that costs incidental to renovating and equipping the building to be approximately $200,000. As of December 31, 1998, the Bank had invested approximately $96,000 toward the renovation and equipping of this branch facility. The branch has not opened as of December 31, 1998.

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 1998 (the "Annual Report") is incorporated herein by reference.

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

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

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

         (c)      Changes in Control

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report.
               (1)  The  consolidated  balance  sheets of SFB Bancorp,  Inc. and subsidiary  as of December 31, 1997 and 1998 and the related consolidated  statements  of income,  comprehensive  income, changes in  stockholders'  equity and cash flows for each of the years in the two year period  ended  December  31, 1998,
                    together  with  the  related   notes  and  the   independent
                    auditors'  report of Crisp  Hughes  Evans  LLP,  independent certified public accountants.
               (2)  Schedules omitted as they are not applicable.
               (3)  The  following  exhibits  are  included  in this  Report  or incorporated herein by reference: (a) List of Exhibits:
               3(i) Charter of SFB Bancorp, Inc.*
               3(ii) Bylaws of SFB Bancorp, Inc.*
               4    Specimen Stock Certificate*
               10   Employment Agreement between the Bank and Peter W. Hampton*
               10.1 1998 Stock Option Plan**
               10.2 Restricted Stock Plan and Trust Agreement**
               13   Portions of the 1998 Annual Report to Stockholders
               21   Subsidiaries  of the Registrant (See "Item 1- Description of
                    Business)
               27   Financial Data Schedule (electronic filing only)
--------------------
* Incorporated by reference to the registration statement on Form SB-2 (File No. 333-23505) declared effective by the SEC on April 14, 1997.

(footnotes continued on next page)

** Incorporated by reference to the proxy statement for the annual meeting of stockholders on June 1, 1998 and filed with the SEC on April 17, 1998.

          (b)  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 1999.

                                            SFB BANCORP, INC.


                                            By: /s/ Peter W. Hampton
                                                --------------------------------
                                                Peter W. Hampton
                                                President and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 1999.

/s/ Peter W. Hampton                    /s/ Donald W. Tetrick
-----------------------------------     ----------------------------------------
Peter W. Hampton                        Donald W. Tetrick
President and Director                  Director
(Principal Executive Officer)

/s/ Peter W. Hampton, Jr.               /s/ John R. Crockett, Jr.
-----------------------------------     ----------------------------------------
Peter W. Hampton, Jr.                   John R. Crockett, Jr.
Secretary and Director                  Treasurer and Director

/s/ Julian T. Caudill, Jr.              /s/ Michael L. McKinney
-----------------------------------     ----------------------------------------
Julian T. Caudill, Jr.                  Michael L. McKinney
Director                                Director

/s/ Bobby Hyatt
-----------------------------------
Bobby Hyatt
Assistant Vice President
(Principal Accounting Officer)