Form 10QSB
period 1999-03-31
SFB BANCORP INC
filed 1999-05-13
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-22587

                                SFB BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


Tennessee                                                      62-1683732
---------------------------------------------          -------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                            Identification Number)

632 East Elk Avenue, Elizabethton, Tennessee                    37643
--------------------------------------------           -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      X      Yes                    No
                  ----------               --------

As of May 1, 1999, there were 692,217 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                             Yes              X     No
                  ----------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                Page(s)
-------                                                                                -------

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1998 and March 31, 1999.........3

Consolidated Statements of  Income - (Unaudited) for the three month periods ended March 31, 1998 and 1999............................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)..............................5

Consolidated Statements of Cash Flows - (Unaudited) for the three months ended March 31, 1998 and 1999............................................................6

Notes to (Unaudited) Consolidated Financial Statements...................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.............................................................9-13

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings................................................................14

Item 2.  Changes in Securities............................................................14

Item 3.  Defaults Upon Senior Securities..................................................14

Item 4.  Submission of Matters to a Vote of Security Holders..............................14

Item 5.  Other Information................................................................14

Item 6.  Exhibits and Reports on Form 8-K.................................................14

Signatures................................................................................15

   SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                            December 31,           March 31,
                                                            ----------------- --------------------
           Assets                                               1998                 1999
           ------                                               ----                 ----
Cash on hand                                                $        467          $        572
Interest earning deposits                                          2,372                 3,280
Investment securities:
   Held to maturity (market value of $1,147
     In 1998 and $1,076 in 1999)                                   1,158                 1,131
   Available for sale (amortized cost of $2,325
     In 1998 and $2,624 in 1999)                                   2,327                 2,620
Loans receivable, net                                             40,449                40,568
Mortgage-backed securities:
   Available for sale (amortized cost of $3,544 in
     1998 and $3,106 in 1999)                                      3,502                 3,078
Premises and equipment, net                                          849                   914
Federal Home Loan Bank stock                                         454                   462
Accrued interest receivable                                          265                   270
Prepaid expenses and other assets                                     23                    41
                                                              ----------             ---------

         Total assets                                       $     51,866           $    52,936
                                                              ==========             =========

   Liabilities and Stockholders' Equity
Deposits                                                    $     40,106           $    40,827
Advance payments by borrowers for taxes and insurance                188                   331
Accrued expenses and other liabilities                               221                   202
Income taxes payable:
   Current                                                             -                    47
   Deferred                                                           81                    84
                                                              ----------             ---------

         Total liabilities                                        40,596                41,491
                                                              ----------             ---------


Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares
     authorized; None outstanding)                                     -                     -
   Common stock ($.10 par value, 4,000,000 shares
     authorized; 767,000   shares   issued;    694,150
     and 692,217 outstanding at December 31, 1998 and
     March 31, 1999, respectively )                                   77                    77
   Paid-in capital                                                 7,368                 7,373
   Retained earnings, substantially restricted                     5,732                 5,874
   Treasury  stock  at  cost  (72,850  and  74,783
     shares  at  December 31, 1998 and March 31, 1999,
     respectively)                                                (1,034)               (1,055)
   Accumulated other comprehensive income                            (24)                  (19)
   Unearned compensation:
     Employee stock ownership plan                                  (491)                 (474)
     Restricted stock plan                                          (358)                 (331)
                                                                ---------            ----------

         Total stockholders' equity                               11,270                11,445
                                                                --------             ---------

         Total liabilities and stockholders' equity           $   51,866           $    52,936
                                                                ========             =========


The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                           For Three Months Ended
                                                   March 31,
                                          -------------------------
                                               1998         1999
                                               ----         ----
Interest income:
   Loans                                  $        834  $       820
   Mortgage-backed securities                       69           43
   Investments                                      31           55
   Interest earning deposits                        53           37
                                            ----------    ---------
         Total interest income                     987          955
                                            ----------    ---------

Interest expense:
   Deposits                                        481          466
                                            ----------     --------
         Net interest income                       506          489

Provision for loan losses                            8            9
                                            ----------    ---------
         Net interest income after
           provision for loan losses               498          480
                                            ----------    ---------

Non-interest income:
   Loan fees and service charges                    37           42
   Other                                             3            3
                                            ----------    ---------
         Total non-interest income                  40           45
                                            ----------    ---------

Non-interest expenses:
   Compensation                                    117          140
   Employee benefits                                32           32
   Net occupancy expense                            19           23
   Deposit insurance premiums                        6            6
   Data processing                                  20           25
   Other                                            90           71
                                            ----------    ---------
         Total non-interest expenses               284          297
                                            ----------    ---------

         Income  before income taxes               254          228

Income tax expense                                  94           86
                                            ----------    ---------

         Net income                        $       160   $      142
                                            ==========    =========

Earnings per share
    Basic                                         $.22         $.22

    Diluted                                       $.22         $.22


The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                          Accumulated
                                                                                            Other      Unearned Compensation
                                                       Common  Paid-In Retained Treasury Comprehensive ---------------------
                                                       Stock   Capital  Income   Stock     Income      For ESOP   For RSP    Total
                                                       -----   -------  ------   -----     ------      --------   -------    -----

Balance at December 31, 1997                             77     7,336     5,373        -     (53)        (552)        -     12,181

Comprehensive income:
   Net income                                             -         -       497        -       -            -         -        497
   Unrealized gain on securities available for sale,
     net of income tax expense                            -         -         -        -      29            -         -         29

Common stock purchased for RSP (30,680 shares)            -         -         -        -       -            -      (524)      (524)

Cash dividends declared ($.20 share)                      -         -      (138)       -       -            -         -       (138)

Treasury stock purchased (72,850 shares)                  -         -         -   (1,034)      -            -         -     (1,034)

Compensation earned                                       -        32         -        -       -           61       166        259
                                                      -----    ------    ------  -------   -----        -----      ----    -------

Balance at December 31, 1998                             77     7,368     5,732   (1,034)    (24)        (491)     (358)    11,270

Comprehensive income:
Net income                                                -         -       142        -       -            -         -        142

Other Comprehensive income                                -         -         -        -       5            -         -          5

Treasury stock purchased (1,933 shares)                   -         -         -      (21)      -            -         -        (21)

Compensation earned                                       -         5         -        -       -           17        27         49
                                                      -----    ------    ------  -------   -----        -----     -----    -------

Balance at March 31, 1998                            $   77 $   7,373   $ 5,874  $(1,055)  $ (19)      $ (474)    $(331)   $11,445
                                                      =====    ======    ======  =======   =====        =====     =====    =======


The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                  1998       1999
                                                                  ----       ----
Operating activities:
   Net income                                                   $   160    $  142
   Adjustments to reconcile net income
     to net cash  provided (used) by
     operating activities:
     Depreciation                                                    13        17
     Provision for loan losses                                        8         9
     Increase (decrease) in reserve for uncollected interest          7         -
     Deferred income taxes (benefit)                                (13)        -
     Net increase (decrease) in deferred loan fees                    2       (10)
     Accretion of discounts on investment securities, net            (6)       (7)
     Amortization of premiums on mortgage-backed securities           3         2
     Amortization of unearned compensation                           24        49
     FHLB stock dividends                                            (8)       (8)
     (Increase) decrease in other assets                            (32)      (18)
     (Increase) decrease in accrued interest receivable               1        (5)
     Increase in accrued expenses and other liabilities              20       (19)
     Increase (decrease) in current income taxes                    (62)       47
                                                                -------- --------
         Net cash provided (used) by operating activities           117       199
                                                                -------  --------

Investing activities:
   Maturities of investment securities held to maturity               -        33
   Purchase of investment securities available for sale          (1,050)   (1,298)
   Maturities of investment securities available for sale           900     1,000
   Principal payments on mortgage-backed securities
     available for sale                                             237       436
   Net (increase) decrease in loans                                 556      (118)
   Purchase of premises and equipment                                (5)      (82)
                                                                -------  --------
         Net cash provided (used) by investing activities           638       (29)
                                                                -------  --------

Financing activities:
   Net increase (decrease) in deposits                           $ (518)    $ 721
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                        142       143
   Treasury stock purchased                                           -       (21)
                                                                -------  --------
         Net cash provided (used) by financing activities          (376)      843
                                                                -------  --------

         Increase (decrease) in cash and cash equivalents           379     1,013

Cash and cash equivalents at beginning of period                  4,592     2,839
                                                                -------  --------

Cash and cash equivalents at end of period                      $ 4,971   $ 3,852
                                                                 ======    ======

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest                                                     $ 478     $ 449
     Income taxes                                                   168        31
                                                                =======  ========

Noncash transactions:
   Unrealized gains on securities and mortgage-backed
     securities available for sale, net of deferred taxes           $ 8       $ 5


The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)


1.   Basis of Preparation
     --------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended March 31, 1999 is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1998 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------
     Basic earnings per common share for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the March 1999 quarter, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.


                                           March 31, 1998    March 31, 1999
                                          ----------------  ----------------
                                          Income    Shares  Income  Shares
Net Income                                 $160              $142
BASIC  EPS
  Income available to common stockholders  $160      713     $142     645
  Per share amount                         $.22              $.22
Effect of Dilutive Securities              $.00              $.00
DILUTIVE EPS
  Income available to common stockholders  $160      713     $142     645
  Per share amount                         $.22              $.22

3.   Asset Quality
     -------------
     The following table sets forth information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1998 and March 31, 1999, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                          December 31,        March 31,
                                             1998               1999
                                          ------------       -----------

Nonaccrual loans                          $      437          $      343
Repossessed real estate                            -                   -
                                           ---------           ---------
Total nonperforming assets                $      437          $      343
                                           =========           =========

Nonperforming loans to net loans                1.08%                .85%
Nonperforming assets to total assets             .84%                .65%

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act to 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates" "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risk associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or Security Federal Bank as appropriate.

Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1999

Net Income. Net income decreased $18,000 or 11.3% for the three months ended March 31, 1999 to $142,000, compared to $160,000 for the three months ended March 31, 1998. The decrease was primarily the result of an decrease in net interest income of $17,000. The return on average equity was 4.42% for the three months ended March 31, 1999, compared to 4.81% for the three months ended March 31, 1998. The return on average assets was 1.07% for the three months ended March 31, 1999, compared to 1.21% for the three months ended March 31, 1998.

Net Interest Income. Net interest income decreased approximately $17,000 or 3.4% from $506,000 for the three months ended March 31, 1998 to $489,000 for the three months ended March 31, 1999. The decrease in net interest income primarily reflects a decrease in average interest-earning assets of approximately $465,000, combined with an approximately $891,000 increase in average interest-bearing liabilities. The interest rate spread, however, increased from 2.85% for three months ending March 31, 1998 to 2.91% for the three months ending March 31, 1999, while the net interest margin decreased 10 basis points to 3.83% for the three months ended March 31, 1999.

Interest Income. Total interest income decreased $32,000 from $987,000 for the three months ended March 31, 1998 to $955,000 for the three months ended March 31, 1999. The decrease was attributable to a decrease in average interest-earning assets of approximately $465,000 from $51.5 million at March 31, 1998 to $51.0 million at March 31, 1999, and a 18 basis point decrease in the average yield on average interest-earning assets. Interest on loans decreased $14,000 and interest on interest-earning deposits decreased $16,000, while interest on investments increased $24,000.

The increase in interest on investments primarily reflects an increase of approximately $2.0 in the average investment balance for 1999, compared to 1998. Average interest-earning deposits decreased $600,000 as funds were used to purchase investment securities. Interest on mortgage-backed securities decreased $26,000 as the portfolio continues to mature and principal payments are received. The Company has utilized the principal payment to fund loan demand, to purchase investment securities and to fund deposit withdrawals.

Interest Expense. Interest expense decreased $15,000 from $481,000 for the three months ended March 31, 1998 to $466,000 for the three months ended March 31, 1999. The decrease for the three months ended March 31, 1999 was primarily the result of a decrease of 24 basis points in the average cost of funds, offset by an increase of approximately $891,000 in the average balance of deposits outstanding for the three month period in 1999, compared to the same period in 1998.

Provision for Loan Losses. The provision for loan losses for three month period ended March 31, 1999 was $9,000 and $8,000 for the period ended March 31, 1998. Management regularly performs an analysis to quantify the inherent risk of loss in its portfolio. At March 31, 1999 the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at March 31, 1999 was .98% and nonperforming loans represented only .65% of total consolidated assets.

Non-Interest Income. Non-interest income remains an insignificant source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income was $45,000 for the three months ended March 31, 1999, compared to $40,000 for the three months ended March 31, 1998.

Non-Interest Expense. Non-interest expense increased by $13,000 from approximately $284,000 for the three month period ended March 31, 1998 to approximately $297,000 for the three month period in 1999. The increase was primarily the result of increased compensation expense of $23,000, a combined $9,000 increase in net occupancy and data processing expenses, offset by a $19,000 reduction in other expenses incurred during the period. The increase in compensation expense for the three months ended March 31, 1999, was primarily attributable to the recognition of $34,000 in additional compensation expense associated with the stockholder approved Restricted Stock Plan (RSP). No compensation expense was recognized in the first quarter of 1998, since it was prior to the plan approval, which occurred on June 1, 1998. The increase in data processing expense was mainly attributable to increased costs of ATM service. The decrease in other non-interest expense was mainly attributable to management's attempt to control general operating expenses and those expenses associated with being a public company.

As previously discussed, the Bank plans to open an additional branch office in nearby Mountain City, Tennessee, during the first half of 1999. The Company expects that non-interest expense will increase during 1999 due to the costs associated with opening and maintaining this additional branch office. It is anticipated that ultimately the new branch will produce sufficient income to cover these additional operating expense. See "Liquidity and Capital Resources".

Income Taxes. Income tax expense for the three months ended March 31, 1999, decreased $8,000 to $86,000, compared to the same period in 1998. The decrease was primarily the result of lower pre-tax income. The effective tax rate for the three months ended March 31, 1999 and 1998, was approximately 37%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1999 there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at March 31, 1999 were approximately $263,000.

The Bank purchased for $135,000 land and an existing building for the branch office which is to be located in nearby Mountain City, Tennessee. Management estimates that costs incidental to renovating and equipping the building to be approximately $200,000. As of March 31, 1999, the Bank had capitalized approximately $168,000 of the estimated $200,000 of costs associated with equipping this branch facility. As of March 31, 1999, the branch had not opened for business.

At March 31, 1999 management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at March 31, 1999. The Bank had the following capital ratios at March 31, 1999:


                                               For Capital  Categorized as "Well
                                Actual       Adequacy Purposes   Capitalized"(1)
                            ---------------  ----------------  -----------------
                             Amount   Ratio   Amount   Ratio    Amount   Ratio
                           --------  ------  --------- ------  -------- --------
As of March 31, 1999:

Total Capital
   (To risk weighted assets) $  9,148  30.9%  $  2,370  8.00%   $  2,963   10.0%

Tier I Capital
   (To risk weighted assets) $  8,813  29.8%  $  1,185  4.00%   $  1,777    6.0%

Tier I Capital
   (To total assets)         $  8,813  17.4%  $    889  3.00%   $  1,481    5.0%

Tangible Capital
   (To total assets)         $  8,813  17.4%  $    444  1.50%   $  1,481    5.0%

-----------------------
(1)  As categorized under the Prompt Corrective Action Provisions.

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

The Bank has formulated a Year 2000 Compliance Plan and a Year 2000 Contingency Plan. The Year 2000 Compliance Plan is structured in accordance with the Office of Thrift Supervision's Year 2000 Examination Checklist, Version 2. It addresses the identified phases of: Awareness, Assessment, Renovation, Validation and Implementation. The purpose of the plan is to outline the procedures necessary for assuring that the Bank is in readiness for the century date change. Execution of the plan is currently on target. The Bank's Year 2000 Contingency Plan is designed to prepare the institution for returning to operation in the event that systems do not perform as planned either before or after the century date change. The plan addresses vital mission critical applications and states both the plans in the event of noncompliance and dates for when the plan will be put into effect.

The Company has contacted other material vendors and supplier regarding their Year 2000 state of readiness. The Company has obtained written assurance from these third party vendors indicating that they expect to be Year 2000 compliant prior to the Year 2000.

The Bank's third party service bureau during October 1998, converted the Bank to its new state of the art core account processing platform. This new technology was built with Year 2000 compatible components. The service bureau during October 1998, conducted Year 2000 proxy testing on this new platform. The Bank expects to commence testing in May 1999. In addition, each application of the system has been renovated to run on the new platform and date fields expanded to a four digit year. Other service bureau products and services utilized by the Bank are expected to be brought Year 2000 compliant by June 1999.

The Bank upgraded its teller operating system during the first quarter of 1999. This upgrade will further ensure Year 2000 readiness by using Year 2000 certified software and hardware. The Company's management estimates costs incidental to the upgrade to be approximately $100,000. The Company's management anticipates that substantially all of such costs will be capitalized. These costs should not be material to the Company in any single year. As of March 31, 1999, the Company had capitalized approximately $35,000 in regard to the upgrade of its software and hardware for Year 2000 compliance.

The Company's successful and timely completion of the Year 2000 project is based on estimates derived by management on assumptions of future events, which are inherently uncertain, including the progress and results of the Company's third party service provider, testing plans, and all vendors, suppliers and customer readiness.

Part II.                         OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------
            None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
            None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
            None

Item 5.  Other Information
         -----------------
            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)       3(i) Charter of SFB Bancorp, Inc.*
          3(ii) Bylaws of SFB Bancorp, Inc. *
          4    Specimen Stock Certificate *
          10   Employment Agreement with Peter W. Hampton *
          10.1 SFB Bancorp, Inc. 1998 Stock Option Plan * *
          10.2 Security Federal Bank Restricted Stock Plan * *
          27   Financial Data Schedule ( Electronic filing only)
-------------------------
          *    Incorporated by reference to the  Registration  Statement on Form
               SB-2, File No. 333-23505.
          **   Incorporated  by reference to  the Company's  Proxy Statement for the 1999 Annual Meeting of Stockholders, filed with the SEC on March 31, 1999 (File No. 0-22587)

 (b)           Reports on Form 8-K

                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SFB Bancorp, Inc.




Date: May 13, 1999                          By /s/ Peter W. Hampton
                                               ---------------------------------
                                               Peter W. Hampton
                                               (President and Chief Executive
                                                Officer)





Date: May 13, 1999                          By /s/ Bobby Hyatt
                                               ---------------------------------
                                               Bobby Hyatt
                                               (Principal Accounting Officer)