Form 10QSB
period 1999-06-30
SFB BANCORP INC
filed 1999-08-10
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-22587


                                SFB BANCORP, INC.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                      Tennessee                                62-1683732
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
           or organization)                               Identification Number)

     632 East Elk Avenue, Elizabethton, Tennessee                 37643
---------------------------------------------------           -------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000
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

As of August 1, 1999, there were 689,417 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes              X     No
               ----------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                                             Page(s)
-------                                                                                                             -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1998 and June 30, 1999.......................................3

Consolidated  Statements  of  Income -  (Unaudited)  for the three and six month periods ended June 30, 1998 and 1999....................................................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)...........................................................5

Consolidated Statements of Cash Flows - (Unaudited) for the six months ended June 30, 1998 and 1999..........................................................................................6

Notes to (Unaudited) Consolidated Financial Statements................................................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................................................................9-14

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................15

Item 2.  Changes in Securities.........................................................................................15

Item 3.  Defaults Upon Senior Securities...............................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................15

Item 5.  Other Information.............................................................................................15

Item 6.  Exhibits and Reports on Form 8-K...........................................................................15-16

Signatures.............................................................................................................17


                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              December 31,           June 30,
           Assets                                                                 1998                 1999
           ------
                                                                          --------------------- --------------------
Cash on hand                                                              $            467      $          1,007
Interest earning deposits                                                            2,372                 2,601
Investment securities:
   Held to maturity (market value of $1,147
     in 1998 and $1,029 in 1999)                                                     1,158                 1,104
   Available for sale (amortized cost of $2,325
     in 1998 and $2,124 in 1999)                                                     2,327                 2,111
Loans receivable, net                                                               40,449                40,782
Mortgage-backed securities:
   Available for sale (amortized cost of $3,544 in
     1998 and $2,764 in 1999)                                                        3,502                 2,725
Premises and equipment, net                                                            849                   939
Federal Home Loan Bank stock                                                           454                   470
Accrued interest receivable                                                            265                   263
Prepaid expenses and other assets                                                       23                    84
                                                                           ---------------       ---------------

         Total assets                                                     $        51,866       $         52,086
                                                                           ===============       ===============

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                                  $         40,106      $         39,815
Advance payments by borrowers for taxes and insurance                                  188                   444
Accrued expenses and other liabilities                                                 221                   221
Income taxes payable:
   Current                                                                               -                     -
   Deferred                                                                             81                    76
                                                                          ----------------      ----------------

         Total liabilities                                                          40,596                40,556
                                                                           ---------------       ---------------


   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     None outstanding)                                                                  -                     -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000   shares   issued;    694,150   and   689,417   outstanding
     at December 31, 1998 and June 30, 1999, respectively)                              77                    77
   Paid-in capital                                                                   7,368                 7,376
   Retained earnings, substantially restricted                                       5,732                 5,953
   Treasury  stock  at  cost  (72,850  and  77,583  shares  at  December
     31, 1998 and June 30, 1999, respectively)                                      (1,034)               (1,088)
   Accumulated other comprehensive income                                              (24)                  (32)
   Unearned compensation:
     Employee stock ownership plan                                                    (491)                 (455)
     Restricted stock plan                                                            (358)                 (301)
                                                                           ---------------       ---------------

         Total stockholders' equity                                                 11,270                11,530
                                                                           ---------------       ---------------

         Total liabilities and stockholders' equity                       $         51,866      $         52,086
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

                        SFB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                For Three Months Ended    For Six Months Ended
                                                        June 30,                 June 30,
                                              -------------------------- -------------------------
                                                    1998         1999         1998         1999
                                                ----------   ----------   ----------   ----------
Interest income:
   Loans                                       $      843   $      823   $    1,677   $    1,643
   Mortgage-backed securities                          63           38          132           81
   Investments                                         45           54           76          109
   Interest earning deposits                           43           39           96           76
                                                ----------   ----------   ----------   ----------
         Total interest income                        994          954        1,981        1,909
                                                ----------   ----------   ----------   ----------

Interest expense:
   Deposits                                           487          452          968          918
                                                ----------   ----------   ----------   ----------
         Total interest expense                       487          452          968          918
                                                ----------   ----------   ----------   ----------
         Net interest income                          507          502        1,013          991

Provision for loan losses                               7            9           15           18
                                                ----------   ----------   ----------   ----------
         Net interest income after provision
           for loan losses                            500          493          998          973

Non-interest income:
   Loan fees and service charges                       38           43           75           85
   Other                                                2            2            5            5
                                                ----------   ----------   ----------   ----------
         Total non-interest income                     40           45           80           90
                                                ----------   ----------   ----------   ----------

Non-interest expenses:
   Compensation                                       249          157          366          297
   Employee benefits                                   34           31           66           63
   Net occupancy expense                               20           21           39           44
   Deposit insurance premiums                           6            6           12           12
   Data processing                                     22           21           42           46
   Other                                               79           73          169          144
                                                ----------   ----------   ----------   ----------
         Total non-interest expenses                  410          309          694          606
                                                ----------   ----------   ----------   ----------

         Income  before income taxes                  130          229          384          457

Income tax expense                                     49           86          143          172
                                                ----------   ----------   ----------   ----------

         Net income                            $       81   $      143   $      241   $      285
                                                ==========   ==========   ==========   ==========

Earnings per share
   Basic                                       $      .11   $      .22   $      .34   $      .44

   Diluted                                     $      .11   $      .22   $      .34   $      .44

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                         Accumulated
                                                                                           Other       Unearned Compensation
                                                   Common   Paid-In  Retained  Treasury Comprehensive  ---------------------
                                                   Stock    Capital   Income     Stock     Income      for ESOP     for RSP   Total
                                                   -----    -------   ------     -----     ------      --------     -------   -----
Balance at December 31, 1997                         77     7,336     5,373         -         (53)        (552)          -   12,181

Comprehensive income:
   Net income                                         -         -       497         -           -            -           -      497
   Other Comprehensive income
                                                      -         -         -         -          29            -           -       29

Common stock purchased for RSP (30,680 shares)        -         -         -         -           -            -        (524)    (524)

Cash dividends declared ($.20 share)                  -         -      (138)        -           -            -           -     (138)

Treasury stock purchased (72,850 shares)              -         -         -    (1,034)          -            -           -   (1,034)

Compensation earned                                   -        32         -         -           -           61         166      259
                                                 ------    ------    ------    ------   ---------      -------     -------   ------
Balance at December 31, 1998                         77     7,368     5,732    (1,034)        (24)        (491)       (358)  11,270

Comprehensive income:
     Net income                                       -         -       285         -           -            -           -      285

     Other Comprehensive income                       -         -         -         -          (8)           -           -       (8)

Cash dividends declared ($.10 share)                  -         -       (64)        -           -            -           -      (64)

Treasury stock purchased (4,733 shares)               -         -         -       (54)          -            -           -      (54)

Compensation earned                                   -         8         -         -           -           36          57      101
                                                 ------    ------    ------    ------   ---------      -------     -------   ------
Balance at June 30, 1999                        $    77   $ 7,376   $ 5,953   $(1,088) $      (32)    $   (455)   $   (301) $11,530
                                                 ======    ======    ======    ======   =========      =======     =======   ======


The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                        1998              1999
                                                                                        ----              ----
Operating activities:
   Net income                                                                        $       241      $       285
   Adjustments to reconcile net income  to net cash  provided (used)
     by operating activities:
     Depreciation                                                                             27               33
     Provision for loan losses                                                                15               18
     Increase (decrease) in reserve for uncollected interest                                   9               (1)
     Deferred income taxes (benefit)                                                         (30)               -
     Net increase (decrease) in deferred loan fees                                             5              (35)
     Accretion of discounts on investment securities, net                                    (11)             (13)
     Amortization of premiums on mortgage-backed securities                                    7                5
     Amortization of unearned compensation                                                    50              101
     Repurchase of shares - RSP                                                             (117)               -
     FHLB stock dividends                                                                    (16)             (16)
     (Increase) decrease in other assets                                                     (30)             (61)
     (Increase) decrease in accrued interest receivable                                       20                2
     Increase (decrease) in accrued expenses and other liabilities                            31                -
     Increase (decrease) in current income taxes                                            (164)               -
                                                                                    ------------     ------------
         Net cash provided (used) by operating activities                                     37              318
                                                                                    ------------     ------------

Investing activities:
   Purchase of investment securities held to maturity                                       (710)               -
   Maturities of investment securities held to maturity                                       21               66
   Purchase of investment securities available for sale                                   (2,150)          (1,298)
   Maturities of investment securities available for sale                                    900            1,500
   Principal payments on mortgage-backed securities
     available for sale                                                                      663              775
   Net (increase) decrease in loans                                                          286             (316)
   Purchase of premises and equipment                                                       (159)            (123)
                                                                                    ------------     ------------
         Net cash provided (used) by investing activities                                 (1,149)             604
                                                                                    ------------     ------------

Financing activities:
   Net increase (decrease) in deposits                                                      (314)            (291)
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                                                 253              256
   Treasury stock purchased                                                                    -              (54)
   Payment of cash dividend                                                                  (72)             (64)
                                                                                    ------------     ------------
         Net cash provided (used) by financing activities                                   (133)            (153)
                                                                                    ------------     ------------
         Increase (decrease) in cash and cash equivalents                                 (1,245)             769

Cash and cash equivalents at beginning of period                                           4,592            2,839
                                                                                    ------------     ------------

Cash and cash equivalents at end of period                                          $      3,347     $      3,608
                                                                                    ============     ============

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
     Interest                                                                       $        972     $        916
     Income taxes                                                                            326              206
                                                                                    ============     ============

Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                           $         14     $         (8)

The accompanying notes are an integral part of these consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and six month periods ending June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year or any other interim period.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1998 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

     Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the June 1999 quarter, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                Three months ended,
                                                -------------------------------------------------------
                                                      June 30, 1998               June 30, 1999
                                                --------------------------- ---------------------------
                                                   Income        Shares        Income        Shares
                                                   ------        ------        ------        ------
Net Income                                            $81                        $143
BASIC  EPS
  Income available to common stockholders             $81           713          $143           645
  Per share amount                                   $.11                        $.22
Effect of Dilutive Securities                        $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders             $81           714          $143           645
  Per share amount                                   $.11                        $.22

                                                                  Six months ended,
                                                -------------------------------------------------------
                                                      June 30, 1998               June 30, 1999
                                                --------------------------- ---------------------------
                                                   Income        Shares        Income        Shares
                                                   ------        ------        ------        ------
Net Income                                           $241                        $285
BASIC  EPS
  Income available to common stockholders            $241           713          $285           645
  Per share amount                                   $.34                        $.44
Effect of Dilutive Securities                        $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders            $241           713          $285           645
  Per share amount                                   $.34                        $.44


3.   Asset Quality
     -------------

     The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1998 and June 30, 1999, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                      December 31,     June 30,
                                                         1998            1999
                                                         ----            ----

                                                        (Dollars in Thousands)

         Nonaccrual loans                               $ 437           $ 385
         Repossessed real estate                            -               -
                                                        -----           -----
         Total nonperforming assets                     $ 437           $ 385
                                                         ====            ====

         Nonperforming loans to net loans                1.08%           0.94%
         Nonperforming assets to total assets             .84%           0.74%

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

As discussed herein, on July 29, 1999, the Bank opened its third branch office in nearby Mountain City, Tennessee.

Comparison of Results of Operations for the Three and Six Months Ending June 30, 1998 and 1999

Net Income. Net income for the three months ending June 30, 1999, increased $62,000, or 76.5%, from $81,000 in 1998, to $143,000 in 1999. Net income increased $44,000, or 18.3%, to $285,000 for the six months ending June 30, 1999, from $241,000 in 1998. The increase for the three and six months ending June 30, 1999, was primarily the result of an decrease in compensation and employee benefits.

Net Interest Income. Net interest income decreased $5,000, from $507,000 for the three months ending June 30, 1998, to $502,000 for the three months ending June 30, 1999. Net interest income decreased $22,000, from approximately $1.0 million for the six months ending June 30, 1998, to $991,000 for the six months ending June 30, 1999. The decrease in net interest income for the three month period in 1999, primarily reflects a net decrease in average interest-earning assets over average interest-bearing liabilities of $1.5 million for the three months ending June 30, 1999, as compared to the same period in 1998. The overall decrease in net interest income for the six months ending June 30, 1999, primarily reflects a $1.4 million net decrease in average interest-earning assets over average interest-bearing liabilities, as compared to the same period in 1998. These decreases were offset by a 24 basis point increase in the interest rate spread from 2.82% for three months ending June 30, 1998, to 3.06% for the three months ending June 30, 1999, and an increase of 15 basis points from 2.83% for six months ending June 30, 1998, to 2.98% for the six months ending June 30, 1999. The net interest margin increased 2 basis points to 3.95% for the three months ending June 30, 1999, and decreased 4 basis points to 3.89% for the six months ending June 30, 1999.

Interest Income. Interest income decreased $40,000, from $994,000 for the three months ending June 30, 1998, to $954,000 for the three months ending June 30, 1999. The decrease was attributable to a decrease in average interest-earning assets of approximately $722,000, from $51.6 million at June 30, 1998, to $50.9 million at June 30, 1999, and a decrease in the average yield on interest-earning assets of 20 basis points, from 7.70% for the three months ending June 30, 1998, to 7.50% for the same period in 1999. Interest income decreased $72,000, or 3.6%, from approximately $2.0 million for the six months ending June 30, 1998, to approximately $1.9 million for the six months ending June 30, 1999. The decrease was attributable to a decrease in average interest-earning assets of approximately $593,000, from $51.6 million at June 30, 1998, to $51.0 million at June 30, 1999, and a decrease in the average yield on interest-earning assets of 19 basis points, from 7.68% for the six months ending June 30, 1998, to 7.49% for the same period in 1999.

Interest on loans decreased $20,000 for the three months ending June 30, 1999, as compared to the same period in 1998, and $34,000 for the six months ending June 30, 1999, as compared to the same period in 1998. These decreases primarily reflect a 23 basis point decrease in the average yield on loans for the three months ending June 30, 1999, from 8.34% in 1998, and for the six months ending June 30, 1999, a decrease of 17 basis points from 8.30% in 1998. Interest on investment securities increased $9,000 for the three months ending June 30, 1999, as compared to the same period in 1998, and $33,000 for the six months ending June 30, 1999, as compared to the same period in 1998. The increase in interest on investments for the three months ending June 30, 1999, primarily reflects an increase of approximately $311,000 in the average investment balance for 1999, compared to 1998, and a 54 basis point increase in the average yield on investments from 4.88% in 1998, to 5.42% in 1999. The increase in interest on investments for the six months ending June 30, 1999, primarily reflects an increase of approximately $1.1 million in the average investment balance for 1999, compared to 1998, and an increase in the average yield on investments of 26 basis points from 5.03% in 1998, to 5.29% in 1999.

Interest on interest-earning deposits decreased $4,000 for the three months ending June 30, 1999, as compared to the same period in 1998, and $20,000 for the six months ending June 30, 1999, as compared to the same period in 1998. These decreases primarily reflect a decrease in the average yield on interest-earning deposits for both the three and six months periods in 1999. The yield on interest-earning deposits declined to 4.28% for the three months ending June 30,1999, and 4.27% for the six months ending June 30, 1999. Interest on mortgage-backed securities decreased $25,000 for the three months ending June 30, 1999, as compared to the same period in 1998, and $51,000 for the six months ending June 30, 1999, as compared to the same period in 1998, as the portfolio continued to pay down principal and those funds were invested in other earning assets.

Interest Expense. Interest expense decreased $35,000 from $487,000 for the three months ending June 30, 1998, to $452,000 for the three months ending June 30, 1999. Interest expense decreased $50,000 from $968,000 for the six months ending June 30, 1998, to $918,000 for the six months ending June 30, 1999. The decrease for the three months ending June 30, 1999, was primarily the result of a 45 basis point decrease in the average cost of funds, offset by an approximately $746,000 increase in the average balance of deposits for the three months ending June 30, 1999, compared to 1998. The decrease for the six months ending June 30, 1999, was primarily the result of a 34 basis point decrease in the average cost of funds, offset by an approximately $844,000 increase in the average balance of deposits for the six months ending June 30, 1999, compared to 1998.

Provision for Loan Losses. The provision for loan losses was $7,000 and $9,000 for the three .month period ending June 30, 1998 and 1999, respectively. The provision for loan losses was $15,000 and $18,000 for the six month period ending June 30, 1998 and 1999, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At June 30, 1999, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at June 30, 1999, was 112%, and nonperforming assets represented 0.74% of total consolidated assets. Nonperforming assets were $385,000 at June 30, 1999, compared to $386,000 at June 30, 1998. Management is not aware of any trends or events inherent to its loan portfolio that have not been provided for in its loan loss allowance. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income amounted to $45,000 and $90,000 for the three and six months ending June 30, 1999, respectively, and $40,000 and $80,000 for the three and six months ending June 30, 1998, respectively.

Non-Interest Expense. Non-interest expense decreased $101,000, from $410,000 for the three months ending June 30, 1998, to $309,000 for 1999. The decrease for the three month period was primarily the result of decreased compensation expenses of $92,000. Non-interest expense decreased $88,000, from $694,000 for the six months ending June 30, 1998, to $606,000 for 1999. The decrease was primarily the result of decreased compensation expense of $69,000 and $25,000 of other expenses during the period. The decrease in compensation expense for the three and six months periods ending June 30, 1999, as compared to 1998, was primarily attributable to the compensation expense associated with the Bank's Restricted Stock Plan ("RSP"), which was approved by the Company's shareholders on June 1, 1998. The RSP vests over a four year period with 20% vesting on the date of grant and 20% annually thereafter. Accordingly, the Company immediately expensed 20% of the value of the awards on the grant date and the remaining value is being amortized to compensation expense on a monthly basis over the remaining four year vesting term. Compensation expense recognized for the three and six month pe-riods ending June 30, 1998 for the RSP awards was $114,000. Compensation expense for the RSP for the three months ended June 30, 1999 was $31,000 and $65,000 for the six months ending June 30, 1999. The decrease in other non-interest expense was mainly attributable to management's attempt to control general operating expenses and those expenses associated with being a public company. Net occupancy, deposit insurance premiums, and data processing expenses remained relatively stable during both three and six month periods.

As previously discussed, on July 29, 1999, the Bank opened its third branch office in nearby Mountain City, Tennessee. The Company expects that non-interest expense will increase during 1999 due to the costs associated with opening and maintaining this additional branch office. It is anticipated that ultimately the new branch will produce sufficient income to cover these additional operating expense. See "Liquidity and Capital Resources".

Income Taxes. Income tax expense for the three months ending June 30, 1999, was $86,000, compared to $49,000 for the same period in 1998. Income tax expense for the six months ending June 30, 1999, was $172,000, compared to $143,000 for the same period in 1998. The increase for the three and six month periods was principally the result of higher pre-tax income. The effective tax rate for both the three and six months in 1997 and 1998 was approximately 38%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at June 30, 1999 were approximately $430,000.

The Bank purchased for $135,000 land and an existing building for the branch office which is to be located in nearby Mountain City, Tennessee. Management estimates that costs incidental to renovating and equipping the building to be approximately $200,000. As of June 30, 1999, the Bank had capitalized approximately $177,000 of the estimated $200,000 of costs associated with equipping this branch facility. The branch office was opened on July 29, 1999.

At June 30, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at June 30, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at June 30, 1999. The Bank had the following capital ratios at June 30, 1999:


                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of June 30, 1999:

   Total Capital
      (To risk weighted assets)     $    9,350       31.1%      $    2,406       8.0%      $    3,007       10.0%

   Tier I Capital
      (To risk weighted assets)     $    9,007       30.0%      $    1,203       4.0%      $    1,804        6.0%

   Tier I Capital
      (To total assets)             $    9,007       17.8%      $      902       3.0%      $    1,504        5.0%

   Tangible Capital
      (To total assets)             $    9,007       17.8%      $      451       1.50%     $    1,504        5.0%

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

The Bank has formulated a Year 2000 Compliance Plan, a Year 2000 Contingency Plan and a Year 2000 Testing Plan. The Year 2000 Compliance Plan is structured in accordance with the Office of Thrift Supervision's Year 2000 Examination Checklist, Version 2. It addresses the identified phases of: Awareness, Assessment, Renovation, Validation and Implementation. The purpose of the plan is to outline the procedures necessary for assuring that the Bank is in readiness for the century date change. The Company is in the implementation phase of the plan. The Bank's Year 2000 Contingency Plan is designed to prepare the institution for returning to operation in the event that systems do not perform as planned either before or after the century date change. The plan addresses vital mission critical applications and states both the plans in the event of noncompliance and dates for when the plan will be put into effect. The Bank's Year 2000 Testing Plan is designed to outline the methodology to be used in testing and certifying Year 2000 compliance of the Bank's vital mission critical systems and applications.

The Company has contacted other material vendors and supplier regarding their Year 2000 state of readiness. The Company has requested written assurance from these third party vendors indicating that they expect to be Year 2000 compliant prior to the Year 2000. Substantially all third party vendors have provided written assurance. Follow up requests are sent to any vendor not providing assurance or a replacement vendor is contacted.

The Bank's third party service bureau during October 1998, converted the Bank to its new state of the art core account processing platform. This new technology was built with Year 2000 compatible components with each application of the system renovated to run on the new platform and date fields expanded to a four digit year. The service bureau during October 1998, conducted Year 2000 proxy testing on this new platform. The Bank conducted Year 2000 testing during June 1999. The test involved all aspects of the on-line account processing platform utilizing its new teller operating system (as discussed further below). This system and other internal systems used by the Company were tested in accordance with Company's Year 2000 Testing Plan. The results of the test were satisfactory.

The Bank upgraded its teller operating system during the first quarter of 1999. The upgrade will further ensure Year 2000 readiness by using Year 2000 certified software and hardware. The costs incidental to the upgrade totaled $100,000. Substantially all of such costs associated with the upgrade were capitalized. These costs should not be material to the Company in any single year.

No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant cots. However, if the third party service bureau is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

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

Part II.                           OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

            None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company ("Meeting") was held on April 29, 1999. The results of the vote on the matters presented at the Meeting were as follows:

          1. The following individuals were elected as directors, each for a three-year term:

                                                  Vote For        Vote Withheld
                                                  --------        -------------

               Peter W. Hampton                    603,029             5,630

               Michael L. McKinney                 534,059            74,600

          2. Ratification of the appointment of Crisp Hughes Evans LLP as the Company's independent audit firm was approved by stockholders by the following vote

               For     608,434;         Against    -0-;        Abstain     225

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

          * Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505.

          ** Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, filed with the SEC on March 31, 1998 (File No. 0-22587)

 (b)           Reports on Form 8-K

               None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 10, 1999             By: /s/Peter W. Hampton
         ---------------                 ---------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)





Date:    August 10, 1999             By: /s/Bobby Hyatt
         ---------------                 ---------------------------------------
                                         Bobby Hyatt
                                         (Principal Accounting Officer)