Form 10QSB
period 1999-09-30
SFB BANCORP INC
filed 1999-11-05
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1999

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

                                X  Yes        No
                              -----      -----

As of November 1, 1999, there were 679,417 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                                   Yes     X  No
                              -----      -----

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index


PART I.                                                                                    Page(s)
-------                                                                                   -------
FINANCIAL INFORMATION

Item 1.
Financial Statements
Consolidated Balance Sheets-(Unaudited) as of December 31, 1998 and September 30, 1999..........3

Consolidated  Statements  of Income-(Unaudited) for the three and nine month periods ended September 30, 1998 and 1999.......................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)...................................5

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended September 30, 1998 and 1999.............................................................6

Notes to (Unaudited) Consolidated Financial Statements........................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations..................................................................9-14

PART II.
-------
OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................15

Item 2.  Changes in Securities.................................................................15

Item 3.  Defaults Upon Senior Securities.......................................................15

Item 4.  Submission of Matters to a Vote of Security Holders...................................15

Item 5.  Other Information.....................................................................15

Item 6.  Exhibits and Reports on Form 8-K......................................................15

Signatures.....................................................................................16


                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                       (in thousands, except share data )

                                                                             December 31,         September 30,
                                                                          -----------------     -----------------
           Assets                                                                 1998                 1999
           ------                                                                 ----                 ----
Cash on hand                                                              $             467     $           1,694
Interest-earning deposits in other banks                                              2,372                   964
Investment securities:
   Held to maturity (market value of $1,147
     in 1998 and $958 in 1999)                                                        1,158                 1,045
   Available for sale (amortized cost of $2,325
     in 1998 and $2,124 in 1999)                                                      2,327                 2,099
Loans receivable, net                                                                40,449                42,430
Mortgage-backed securities:
   Available for sale (amortized cost of $3,544
     in 1998 and $2,458 in 1999)                                                      3,502                 2,416
Premises and equipment, net                                                             849                 1,021
Federal Home Loan Bank stock                                                            454                   479
Accrued interest receivable                                                             265                   271
Prepaid expenses and other assets                                                        23                    62
                                                                            ---------------       ---------------
         Total assets                                                     $          51,866     $          52,481
                                                                            ===============       ===============
   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                                  $          40,106     $          40,014
Advance payments by borrowers for taxes and insurance                                   188                   559
Accrued expenses and other liabilities                                                  221                   244
Income taxes payable:
   Current                                                                                -                     -
   Deferred                                                                              81                    70
                                                                            ---------------       ---------------
         Total liabilities                                                           40,596                40,887
                                                                            ---------------       ---------------
Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     None outstanding)                                                                    -                     -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued; 694,150 and 679,417 outstanding at                           77                    77
     December 31, 1998 and September 30, 1999)
   Paid-in capital                                                                    7,368                 7,379
   Retained earnings, substantially restricted                                        5,732                 6,091
   Treasury stock, at cost (72,850 and 87,583 at December 31,
     1998 and September 30, 1999, respectively)                                      (1,034)               (1,208)
   Accumulated other comprehensive income (loss)                                        (24)                  (40)
   Unearned compensation:
     Employee stock ownership plan                                                     (491)                 (437)
     Restricted stock plan                                                             (358)                 (268)
                                                                            ---------------       ---------------
              Total stockholders' equity                                             11,270                11,594
                                                                            ---------------       ---------------
         Total liabilities and stockholders' equity                       $          51,866     $          52,481
                                                                            ===============       ===============

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)


                                                      For Three Months Ended             For Nine Months Ended
                                                           September 30,                     September 30,
                                                   ------------------------------    -------------------------------
                                                        1998           1999               1998            1999
                                                        ----           ----               ----            ----
Interest income:
   Loans                                            $         864   $        842     $        2,541  $        2,485
   Mortgage-backed securities                                  56             34                188             115
   Investments                                                 56             51                132             160
   Interest earning deposits                                   35             23                131              99
                                                     ------------    -----------       ------------    ------------
         Total interest income                              1,011            950              2,992           2,859
                                                     ------------    -----------       ------------    ------------
Interest expense:
   Deposits                                                   502            442              1,470           1,360
                                                     ------------    -----------       ------------    ------------
         Total interest expense                               502            442              1,470           1,360
                                                     ------------    -----------       ------------    ------------
         Net interest income                                  509            508              1,522           1,499

Provision for loan losses                                       8              9                 23              27
                                                     ------------    -----------       ------------    ------------
         Net interest income after provision
           for loan losses                                    501            499              1,499           1,472

Non-interest income:
   Loan fees and service charges                               40             45                115             130
   Other                                                        4              3                  9               8
                                                     ------------    -----------       ------------    ------------
         Total non-interest income                             44             48                124             138
                                                     ------------    -----------       ------------    ------------
Non-interest expenses:
   Compensation                                               154            166                520             463
   Employee benefits                                           32             32                 98              95
   Net occupancy expense                                       21             28                 60              72
   Deposit insurance premiums                                   7              6                 19              18
   Data processing                                             22             28                 64              74
   Other                                                       74             64                243             208
                                                     ------------    -----------       ------------    ------------
         Total non-interest expenses                          310            324              1,004             930
                                                     ------------    -----------       ------------    ------------
         Income  before income taxes                          235            223                619             680

Income tax expense                                             86             85                229             257
                                                     ------------    -----------       ------------    ------------
         Net income                                 $         149   $        138      $         390   $         423
                                                     ============    ===========       ============    ============
Earnings per share
   Basic                                            $         .21   $        .21      $         .55   $         .66

   Diluted                                          $         .21   $        .21      $         .55   $         .66


The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                        Accumulated        Unearned
                                                                                          Other          Compensation
                                                  Common   Paid-In  Retained  Treasury Comprehensive   -----------------
                                                   Stock   Capital   Income     Stock      Income      for ESOP  for RSP   Total
                                                   -----   -------   ------     -----      ------      -------  --------   -----
Balance at December 31, 1997                     $   77   $ 7,336   $ 5,373   $      -     $  (53)    $ (552)   $    -  $ 12,181

Comprehensive income:
   Net income                                         -         -       497          -          -          -         -       497
   Other Comprehensive income                         -         -         -          -         29          -         -        29

Common stock purchased for RSP (30,680 shares)        -         -         -          -          -          -      (524)     (524)

Cash dividends declared ($.20 share)                  -         -      (138)         -          -          -         -      (138)

Treasury stock purchased (72,850 shares)              -         -         -     (1,034)         -          -         -    (1,034)

Compensation earned                                   -        32         -          -          -         61       166       259
                                                  -----    ------    ------    -------      -----      -----     -----   -------
Balance at December 31, 1998                         77     7,368     5,732     (1,034)       (24)      (491)     (358)   11,270

Comprehensive income:
     Net income                                       -         -       423          -          -          -         -       423
     Other Comprehensive income                       -         -         -          -        (16)         -         -       (16)

Cash dividends declared ($.10 share)                  -         -       (64)         -          -          -         -       (64)

Treasury stock purchased (14,733 shares)              -         -         -       (174)         -          -         -      (174)

Compensation earned                                   -        11         -          -          -         54        90       155
                                                  -----    ------    ------    -------      -----      -----     -----   -------
Balance at September 30, 1999                    $   77   $ 7,379   $ 6,091   $ (1,208)    $  (40)    $ (437)   $ (268) $ 11,594
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

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                ----------------------------------
                                                                                       1998              1999
                                                                                       ----              ----
Operating activities:
   Net income                                                                     $          390    $         423
   Adjustments to reconcile net income  to net cash  provided by operating activities:
     Depreciation                                                                             41               53
     Provision for loan losses                                                                23               27
     Increase (decrease) in reserve for uncollected interest                                  15               (1)
     Deferred income taxes (benefit)                                                         (15)               -
     Net increase (decrease) in deferred loan fees                                             1              (54)
     Accretion of discounts on investment securities, net                                    (15)             (18)
     Amortization of premiums on mortgage-backed securities                                   10                7
     Amortization of unearned compensation                                                   216              155
     Repurchase of shares - RSP                                                             (525)               -
     FHLB stock dividends                                                                    (23)             (25)
     (Increase) decrease in other assets                                                     (34)             (39)
     (Increase) decrease in accrued interest receivable                                       31               (6)
     Increase (decrease) in accrued expenses and other liabilities                            84               23
     Increase (decrease) in current income taxes                                            (164)               -
                                                                                    ------------     ------------
         Net cash provided by operating activities                                            35              545
                                                                                    ------------     ------------
Investing activities:
   Purchase of investment securities held to maturity                                       (710)               -
   Maturities of investment securities held to maturity                                       84              130
   Purchase of investment securities available for sale                                   (2,475)          (1,299)
   Maturities of investment securities available for sale                                  1,200            1,500
   Principal payments on mortgage-backed securities
      available for sale                                                                   1,135            1,080
   Net decrease in loans                                                                    (389)          (1,953)
   Purchase of premises and equipment                                                       (208)            (225)
                                                                                    ------------     ------------
         Net cash used by investing activities                                            (1,363)            (767)
                                                                                    ------------     -------------
Financing activities:
   Net (decrease) in deposits                                                               (299)             (92)
   Increase in advance payments by borrowers for taxes
     and insurance                                                                           245              371
   Treasury stock purchased                                                                 (596)            (174)
   Payment of cash dividend                                                                  (72)             (64)
                                                                                    ------------     ------------
         Net cash provided (used) by financing activities                                   (722)              41
                                                                                    ------------     ------------

         Decrease in cash and cash equivalents                                            (2,050)            (181)

Cash and cash equivalents at beginning of period                                           4,592            2,839
                                                                                    ------------     ------------

Cash and cash equivalents at end of period                                        $        2,542    $       2,658
                                                                                   =============     ============
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest                                                                     $        1,452    $       1,348
     Income taxes                                                                            426              289
                                                                                    ============     ============
Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                                     35              (16)
   Loan charge off's                                                                           6                2


The accompanying notes are an integral part of these consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY     Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)

1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month periods ending September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year or any other interim period.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1998 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

     Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the three and nine months period ended September 1999, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

SFB BANCORP, INC. AND SUBSIDIARY     Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

                                                                 Three months ended,
                                                -------------------------------------------------------
                                                    September 30, 1998          September 30, 1999
                                                --------------------------- ---------------------------
                                                      Income        Shares        Income        Shares
                                                      ------        ------        ------        ------
Net Income                                              $149                        $138
BASIC EPS
  Income available to common stockholders               $149           702          $138            643
  Per share amount                                      $.21                        $.21
Effect of Dilutive Securities                           $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders               $149           702          $138            643
  Per share amount                                      $.21                        $.21

                                                                  Nine months ended,
                                                -------------------------------------------------------
                                                    September 30, 1998          September 30, 1999
                                                --------------------------- ---------------------------
                                                      Income        Shares        Income        Shares
                                                      ------        ------        ------        ------
Net Income                                              $390                        $423
BASIC EPS
  Income available to common stockholders               $390           709          $423            644
  Per share amount                                      $.55                        $.66
Effect of Dilutive Securities                           $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders               $390           710          $423            644
  Per share amount                                      $.55                        $.66

3.   Asset Quality
     -------------

     The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1998 and September 30, 1999, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                   December 31,   September 30,
                                                       1998            1999
                                                       ----            ----

                                                      (Dollars in Thousands)

         Nonaccrual loans                           $    437        $    349
         Repossessed real estate                           -               -
                                                    --------        --------
         Total nonperforming assets                 $    437        $    349
                                                    ========        ========

         Nonperforming loans to net loans               1.08%           0.82%
         Nonperforming assets to total assets           0.84%           0.66%

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or Security Federal Bank as appropriate.

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates" "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risk associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

As discussed herein, on July 29, 1999, the Bank opened its third branch office in nearby Mountain City, Tennessee.

Comparison of Results of Operations for the Three and Nine Months Ending September 30, 1998 and 1999

Net Income. Net income for the three months ending September 30, 1999, decreased $11,000, or 7.4%, from $149,000 in 1998, to $138,000 in 1999. Net income increased $33,000, or 8.5%, to $423,000 for the nine months ending September 30, 1999, from $390,000 in 1998. The decrease for the three months ending September 30, 1999, was primarily the result of an increase in non-interest expense. The increase for the nine months ending September 30, 1999, was primarily the result of a decrease in non-interest expense, offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased $1,000, from approximately $509,000 for the three months ending September 30, 1998, to $508,000 for the three months ending September 30, 1999. Net interest income decreased $23,000 to $1.5 million for the nine months ending September 30, 1999. The decrease in net interest income for the three month period in 1999, primarily reflects a net decrease in average interest-earning assets over average interest-bearing liabilities of $1.5 million for the three months ending September 30, 1999, as compared to the same period in 1998. The decreases for the three month period ending September 30, 1999, was offset by a 36 basis point increase in the interest rate spread from 2.87% for the three months ending September 30, 1998, to 3.23% in 1999. The net interest margin increased 13 basis points to 4.08% for the three months ending September 30, 1999, from 3.95% for the three months ending September 30, 1998. The overall decrease in net interest income for the nine months ending

September 30, 1999, primarily reflects a $1.5 million net decrease in average interest-earning assets over average interest-bearing liabilities, as compared to the same period in 1998. The decreases for the nine month period ending September 30, 1999, was offset by a 22 basis point increase in the interest rate spread from 2.84% for the nine months ending September 30, 1998, to 3.06% in 1999. The net interest margin increased 2 basis points to 3.95% for the nine months ending September 30, 1999, from 3.93% for the nine months ending September 30, 1998.

Interest Income. Interest income decreased $61,000, from approximately $1.0 million for the three months ending September 30, 1998, to $950,000 for the three months ending September 30, 1999. The decrease was attributable to a decrease in average interest-earning assets of approximately $1.9 million from $51.6 million at September 30, 1998, to $49.7 million at September 30, 1999, combined with a decrease in the average yield on interest-earning assets of 19 basis points, from 7.84% for the three months ending September 30, 1998, to 7.65% for the same period in 1999. Interest income decreased $133,000, or 4.4%, from approximately $3.0 million for the nine months ending September 30, 1998, to approximately $2.9 million for the nine months ending September 30, 1999. The decrease was attributable to a decrease in average interest-earning assets of approximately $1.0 million, from $51.5 million at September 30, 1998, to $50.5 million at September 30, 1999, and a decrease in the average yield on interest-earning assets of 19 basis points, from 7.74% for the nine months ending September 30, 1998, to 7.54% for the same period in 1999.

Interest on loans decreased $22,000 for the three months ending September 30, 1999, as compared to the same period in 1998, and $56,000 for the nine months ending September 30, 1999, as compared to the same period in 1998. These decreases primarily reflect a 43 basis point decrease in the average yield on loans for the three months ending September 30, 1999, from 8.44% in 1998, and for the nine months ending September 30, 1999, a decrease of 26 basis points from 8.35% in 1998.

Interest on investment securities decreased $5,000 for the three months ending September 30, 1999, as compared to the same period in 1998, and increased $28,000 for the nine months ending September 30, 1999, as compared to the same period in 1998. The decrease in interest on investments for the three months ending September 30, 1999, primarily reflects an decrease of approximately $386,000 in the average investment balance for 1999, compared to 1998, and a decrease in the average yield on investments on 11 basis points from 5.37% in 1998, to 5.26%. The increase in interest on investments for the nine months ending September 30, 1999, primarily reflects an increase of approximately $619,000 in the average investment balance for 1999, compared to 1998, and an increase in the average yield on investments of 10 basis points from 5.18% in 1998, to 5.28% in 1999.

Interest on interest-earning deposits decreased $12,000 for the three months ending September 30, 1999, as compared to the same period in 1998, and decreased $32,000 for the nine months ending September 30, 1999, as compared to the same period in 1998. These decreases in interest on interest-earning deposits for three and nine months ending September 30, 1999, compared to 1998, primarily reflects a decrease of approximately $1.0 million and $406,000, respectively, in the average balance of interest-earning deposits. Beginning in the September 30, 1999 quarter, the Bank began to implement its Year 2000 Cash Contingency Plan. See "Liquidity and Capital Resources."

Interest on mortgage-backed securities decreased $22,000 for the three months ending September 30, 1999, as compared to the same period in 1998, and $73,000 for the nine months ending September 30, 1999, as compared to the same period in 1998, as the portfolio continued to pay down principal and those funds being invested in other earning assets.

Interest Expense. Interest expense decreased $60,000 from $502,000 for the three months ending September 30, 1998, to $442,000 for the three months ending September 30, 1999. Interest expense decreased $110,000 from approximately $1.5 million for the nine months ending September 30, 1998, to $1.4 million for the nine months ending September 30, 1999. The decrease for the three months ending September 30, 1999, was primarily the result of a 55 basis point decrease in the average cost of funds, and an approximately $376,000 decrease in the average balance of deposits for the three months ending September 30, 1999, compared to 1998. The decrease for the nine months ending September 30, 1999, was primarily the result of a 41 basis point decrease in the average cost of funds, offset by an approximately $437,000 increase in the average balance of deposits for the nine months ending September 30, 1999, compared to 1998.

Provision for Loan Losses. The provision for loan losses was $8,000 and $9,000 for the three month period ending September 30, 1998 and 1999, respectively. The provision for loan losses was $23,000 and $27,000 for the nine month period ending September 30, 1998 and 1999, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At September 30, 1999, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at September 30, 1999, was 100.64%, and nonperforming assets represented 0.66% of total consolidated assets. Nonperforming assets decreased $62,000 to $349,000 at September 30, 1999, from $411,000 at September 30, 1998. Management is not aware of any trends or events inherent to its loan portfolio that have not been provided for in its loan loss allowance. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income amounted to $48,000 and $138,000 for the three and nine months ending September 30, 1999, respectively, and $44,000 and $124,000 for the three and nine months ending September 30, 1998, respectively.

Non-Interest Expense. Non-interest expense increased $14,000, from $310,000 for the three months ending September 30, 1998, to $324,000 for 1999. The increase for the three month period was primarily the result of increased compensation expenses of $12,000. Net occupancy, deposit insurance premiums, and data processing expenses remained relatively stable during the three month periods. Non-interest expense decreased $74,000, from approximately $1.0 million for the nine months ending September 30, 1998, to $930,000 for 1999. The decrease was primarily the result of decreased compensation expense of $57,000 and $35,000 of other expenses, offset by a $12,000 increase in net occupancy expenses during the period. The decrease in compensation expense for the nine months periods ending September 30, 1999, as compared to 1998, was primarily attributable to the compensation expense associated with the Bank's Restricted Stock Plan ("RSP"), which was approved by the Company's shareholders on June 1, 1998. The RSP vests over a four year period with 20% vesting on the date of grant and 20% annually thereafter. Accordingly, the Company immediately expensed 20% of the value of the awards on the grant date and the remaining value is being amortized to compensation expense on a monthly basis over the remaining four year vesting term. Compensation expense recognized for the nine month periods ending September 30, 1998 for the RSP awards was $151,000, compared to $103,000 for the nine months ending September 30, 1999. The decrease in other non-interest expense was mainly attributable to management's attempt to control general operating expenses and those expenses associated with being a public company. The increase in net occupancy expense was mainly attributable to expenses associated with the Bank's recently opened third branch office in Mountain City, Tennessee. Deposit insurance premiums, and data processing expenses remained relatively stable during the nine month periods.

As previously discussed, on July 29, 1999, the Bank opened its third branch office in nearby Mountain City, Tennessee. The Company expects that non-interest expense will continue to increase for costs associated with opening and maintaining this additional branch office. It is anticipated that ultimately the new branch will produce sufficient income to cover these additional operating expense.

Income Taxes. Income tax expense for the three months ending September 30, 1999, was $85,000, compared to $86,000 for the same period in 1998. Income tax expense for the nine months ending September 30, 1999, was $257,000, compared to $229,000 for the same period in 1998. The decrease for the three month period ending September 30, 1999, compared to 1998 was principally due to lower pre-tax income. The increase for the nine month period ending September 30, 1999, compared to 1998, was principally the result of higher pre-tax income. The effective tax rate for both the three and nine months in 1998 and 1999 was approximately 38%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at September 30, 1999 were approximately $885,000.

Due to the year 2000, the Company has instituted a cash contingency plan in order to meet the possible larger cash withdrawals of customers in December 1999. Such plan may decrease the Company's investment in interest earning assets and may increase its investment in interest bearing liabilities, which may cause the Company's net income to slightly decrease in the 1999 fourth quarter.

The Bank exceeded all of its capital requirements at September 30, 1999. The Bank had the following capital ratios at September 30, 1999:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of September 30, 1999:

   Total Capital
      (to risk weighted assets)     $    9,519       30.5%      $    2,494       8.0%      $    3,118       10.0%

   Tier I Capital
      (to risk weighted assets)     $    9,176       29.4%      $    1,247       4.0%      $    1,871        6.0%

   Tier I Capital
      (to total assets)             $    9,176       17.9%      $      935       3.0%      $    1,559        5.0%

   Tangible Capital
      (to total assets)             $    9,176       17.9%      $      468       1.50%     $    1,559        5.0%

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

The Company has contacted other material vendors and suppliers regarding their Year 2000 state of readiness. The Company has requested written assurance from these third party vendors indicating that they expect to be Year 2000 compliant prior to the Year 2000. Substantially all third party vendors have provided written assurance. Follow up requests have been sent to any vendor not providing assurance or a replacement vendor is contacted.

The Bank's third party service bureau during October 1998, converted the Bank to its new state of the art core account processing platform. This new technology was built with Year 2000 compatible components with each application of the system renovated to run on the new platform and date fields expanded to a four digit year. The service bureau during October 1998, conducted Year 2000 proxy testing on this new platform. The Bank conducted Year 2000 testing during September and October 1999. The tests involved all aspects of the on-line account processing platform utilizing its new teller operating system (as discussed further below) and frame relay. This system and other internal systems used by the Company were tested in accordance with Company's Year 2000 Testing Plan. The results of the test were satisfactory.

The Bank upgraded its teller operating system during the first quarter of 1999. The upgrade will further ensure Year 2000 readiness by using Year 2000 certified software and hardware. The costs incidental to the upgrade totaled approximately $100,000. Substantially all of such costs associated with the upgrade were capitalized. These costs should not be material to the Company in any single year.

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

Part II.                        OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

            None

Item 5.  Other Information
         -----------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      3(i)     Charter of SFB Bancorp, Inc.*
         3(ii)    Bylaws of SFB Bancorp, Inc. *
         4        Specimen Stock Certificate *
         10       Employment Agreement with Peter W. Hampton *
         10.1     SFB Bancorp, Inc. 1998 Stock Option Plan **
         10.2     Security Federal Bank Restricted Stock Plan **
         27       Financial Data Schedule (Electronic filing only)

          * Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505.

          ** Incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, filed with the SEC on March 31, 1999 (File No. 0-22587)

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SFB Bancorp, Inc.



Date: November 5, 1999               By  /s/ Peter W. Hampton
     ------------------                  ---------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)






Date: November 5, 1999               By  /s/ Bobby Hyatt
     ------------------                  ---------------------------------------
                                         Bobby Hyatt
                                         (Principal Accounting Officer)