Form 10KSB40
period 1999-12-31
SFB BANCORP INC
filed 2000-03-24
CIK 1035371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to             .
                                        ------------    ------------

Commission File No. 0-22587

                                SFB Bancorp, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                          Tennessee                         62-1683732
----------------------------------------------           -------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
Organization)                                            Identification No.)

632 East Elk Avenue, Elizabethton, Tennessee                  37643
--------------------------------------------             ---------------
(Address of Principal Executive Offices)                    (Zip Code)

                (423) 543-1000
-------------------------------------------------
 (Issuer's Telephone Number, Including Area Code)


Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                        ----

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
YES  X     NO    .
    ---       ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year:  $3,997,000
                                                           ---------

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 15, 2000 was $5.4 million.

As of March 15, 2000, there were issued and outstanding 639,417 shares of the registrant's Common Stock.

Transition Small Business Disclosure Format (check one):  YES      NO  X
                                                              --      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999. (Part III)

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

         The following table sets forth certain financial ratios for the Company for the dates indicated.

                                                         At December 31,
                                                     -----------------------
                                                        1998          1999
                                                     ----------   ----------

Return on average assets........................         0.94%         1.06%

Return on average equity........................         4.24%         4.97%

Average equity to average assets................        22.24%        21.29%

Dividend payout.................................        27.85%        22.54%

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                               December 31,
                                                   ------------------------------------
                                                          1998             1999
                                                   ------------------ -----------------
                                                     Amount  Percent   Amount  Percent
                                                     ------  -------   ------  -------
Type of Loans:
Real Estate Loans:
  One- to four-family.............................  $30,054    72.41  $29,815    66.75
  Construction....................................    1,216     2.93    1,397     3.13
  Commercial......................................    1,566     3.77    1,499     3.36
  Multi-family residential........................    1,011     2.44    2,571     5.76
  Land............................................    3,997     9.63    4,280     9.58
Commercial business loans.........................      573     1.38      420     0.94
Consumer Loans:
  Automobile loans................................    2,294     5.53    3,608     8.08
  Share loans.....................................      322     0.78      433     0.97
  Other...........................................      470     1.13      640     1.43
                                                     ------   ------   ------   ------
     Total loans..................................   41,503   100.00   44,663   100.00
                                                              ======            ======
Less:
  Loans in process................................      619               469
  Deferred loan origination fees and costs........      109                53
  Allowance for loan losses.......................      326               352
                                                    -------           -------
     Total loans, net.............................  $40,449           $43,789
                                                     ======            ======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at December 31, 1999. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                         Due        Due after
                                                        within      1 through        Due after
                                                        1 year      5 years          5 years        Total
                                                     ------------  ------------    -----------   -----------
                                                                          (In Thousands)
One- to four-family residential................      $         42  $      1,278    $    28,495   $    29,815
Construction...................................                 -            36          1,361         1,397
Commercial real estate.........................                 -           760            739         1,499
Multi-family residential.......................                 -           191          2,380         2,571
Land...........................................             1,036         2,221          1,023         4,280
Commercial business loans......................               358            50             12           420
Consumer.......................................             1,728         2,833            120         4,681
                                                     ------------  ------------    -----------   -----------
     Total Amount Due..........................      $      3,164  $      7,369    $    34,130   $    44,663
                                                     ============  ============    ===========   ===========

         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                 Floating or
                                                                 Adjustable
                                               Fixed Rates          Rates          Total
                                               -------------     -----------  -------------
                                                                (In Thousands)
One- to four-family residential..........      $      29,751     $       823  $      30,574
Construction.............................                561               -            561
Commercial real estate...................              1,534               -          1,534
Multi-family residential.................              2,472              99          2,571
Land.....................................              2,638             606          3,244
Commercial business loans and
  consumer...............................              3,001              14          3,015
                                               -------------     -----------  -------------
    Total................................      $      39,957     $     1,542  $      41,499
                                               =============     ===========  =============

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

         Loan Commitments. Verbal commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 1999, commitments to cover originations of mortgage loans and undisbursed funds for loans-in-process were approximately $622,000 and $469,0000 respectively.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                                                          At December 31,
                                                                                      ----------------------
                                                                                         1998        1999
                                                                                      ---------    ---------
Loans accounted for on a nonaccrual basis:
Real estate loans:
  One- to four-family residential...............................................         $ 409       $ 168

  Construction..................................................................             -           -

  Commercial....................................................................             -           -

  Multi-family residential......................................................             -           -

  Land..........................................................................            18          18

Commercial business and consumers...............................................            10          31
                                                                                         -----       -----
    Total nonaccrual loans......................................................           437         217

Accruing loans which are contractually past due 90 days or more.................             -           -
                                                                                         -----       -----
    Total nonperforming loans...................................................           437         217

Real estate owned...............................................................             -           -
                                                                                         -----       -----
Total nonperforming assets......................................................        $  437      $  217
                                                                                         =====       =====

Nonaccrual and 90 days past due as a percentage of net loans....................         1.08%       0.50%

Nonaccrual and 90 days past due as a percentage of total assets.................         0.84%       0.41%

Total nonperforming assets as a percentage of total assets......................         0.84%       0.41%


         At December 31, 1999, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1999, the Bank had classified approximately $342,000 of assets as substandard, and $24,000 of assets as special mention. The Bank did not have any assets classified as doubtful or loss.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 1999, the Bank had no foreclosed real estate.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                   At December 31,
                                                                                --------------------
                                                                                  1998        1999
                                                                                 -------    --------
                                                                                (Dollars in Thousands)
Total loans outstanding...............................................          $41,503       $44,663
                                                                                 ======        ======

Average loans outstanding.............................................          $40,608       $41,566
                                                                                 ======        ======
Allowance at beginning of period......................................             $301          $326

Provision.............................................................               31            36

Recoveries............................................................                -             -

Charge-offs...........................................................               (6)          (10)
                                                                                   ----          ----
Allowance at end of period............................................             $326          $352
                                                                                   ====          ====

Allowance for loan losses as a percent of total loans outstanding.....             0.79%         0.79%

Net loans charged off as percent of average loans outstanding.........             0.01%         0.02%

Ratio of allowance to nonperforming loans.............................            74.60%       162.21%


Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                      At December 31,
                                                  ----------------------------------------------------------
                                                            1998                         1999
                                                  ---------------------------- -----------------------------
                                                                Percent of                    Percent of
                                                              Loans in Each                 Loans in Each
                                                               Category to                   Category to
                                                  Amount       Total Loans       Amount      Total Loans
                                                  ---------- ----------------- ----------- -----------------
                                                                     (Dollars in Thousands)

Real estate loans:

  One- to four-family residential............       $147             72.41%       $139             66.75%

  Construction...............................         27              2.93          30              3.13

  Commercial.................................         43              3.77          45              3.36

  Multi-family residential...................         22              2.44          36              5.76

  Land.......................................         33              9.63          35              9.58

Commercial business and consumer.............         54              8.82          67             11.42
                                                    ----            ------        ----            ------
     Total allowance for loan losses.........       $326            100.00%       $352            100.00%
                                                    ====            ======        ====            ======


Investment Activities and Mortgage-Backed Securities

         General.  The Bank is required under federal  regulations to maintain a minimum  amount of liquid  assets which may be invested in specified  short term securities  and certain other  investments.  The Bank has maintained a liquidity portfolio  in  excess  of  regulatory  requirements.  Liquidity  levels  may  be increased or decreased depending upon the yields on investment  alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other  opportunities  and its expectation of future yield levels, as well as management's  projections as to the short term demand for funds to be used in the Bank's loan  origination and other  activities.  The Bank classifies its investments as securities  available for sale or investment  securities held to maturity in  accordance  with SFAS No. 115. At December 31, 1999,  the Bank's investment  portfolio  policy allowed  investments  in instruments  such as U.S.
Treasury  obligations,   U.S.  federal  agency  or  federally  sponsored  agency
obligations,   municipal  obligations,   mortgage-backed  securities,   banker's
acceptances,  certificates of deposit,  federal funds,  including FHLB overnight and term deposits, as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.





         The Bank's investment securities available for sale and investment securities held to maturity portfolios at December 31, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

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

Investment Activities

         Investment Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated. At December 31, 1999, the approximate fair value of the Bank's securities available for sale was $3,288,000 resulting in a net unrealized loss of $37,000.

                                                                         At December 31,
                                                                    ------------------------
                                                                        1998         1999
                                                                    -----------   ----------
                                                                      (Dollars in Thousands)

U.S. government and agency securities available for sale......      $     2,327   $    2,091
U.S. government securities....................................              440          464
Political subdivision notes...................................              718          553
Mortgage-backed securities available for sale.................            3,502        2,183
FHLB Stock....................................................              454          487
                                                                    -----------   ----------
  Total.......................................................      $     7,441   $    5,778
                                                                    ===========   ==========

The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at December 31, 1999. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                             December 31, 1999
                         -------------------------------------------------------------------------------------------------
                             Less than           1 to           Over 5 to            Over 10              Total
                              1 year            5 years         10 years              years             Securities
                         ----------------- ---------------- -----------------  ----------------- -------------------------
                         Carrying  Average Carrying Average Carrying  Average  Carrying  Average  Carrying          Market
                           Value    Yield   Value    Yield   Value     Yield    Value     Yield    Value    Yield   Value
                           -----    -----   -----    -----   -----     -----    -----     -----    -----    -----   -----
                                                           (Dollars in Thousands)
U.S. government and
  Agencies securities
  Available for sale... $    495     5.22% $ 1,596     5.43% $    -         -%  $    -         -%  $2,091     5.38% $2,091
U.S. government
Securities.............        -        -        -        -       -         -      463      5.91      464     5.91     358
Political subdivision
Notes..................        -        -      553     4.56       -         -        -         -      553     4.56     553
Mortgage-backed
  Securities available
  For sale:
  GNMA.................        -        -        -        -       -         -      413      6.25      413     6.25     413
  FHLMC................        -        -        1     7.00       -         -       42      6.33       43     6.34      43
  FHLMC Remic..........        -        -        -        -     198      5.45       38      5.75      236     5.50     236
  FNMA.................        -        -        2    11.00       -         -      395      6.14      397     6.16     397
  FNMA Remic...........        -        -        -        -     493      5.51      601      5.52    1,094     5.51   1,094
FHLB stock (1).........        -        -        -        -       -         -      487      6.76      487     6.76     487
                        --------           -------           ------             ------             ------           ------
  Total................ $    495     5.22% $ 2,152     5.21% $  691      5.49%  $2,439      6.08%  $5,778     5.61% $5,672
                         =======     ====  =======     ====  ======      ====   ======     =====   ======     ====  ======

-----------------------
(1)  Recorded at cost.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 1999, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of December 31, 1999.

           Maturity Period                               Time Deposits
           ---------------                               -------------
                                                     (Dollars in Thousands)
Within three months.........................                 $2,268
More than three through six months..........                  1,419
More than six through nine months...........                  1,427
Over nine months............................                  3,516
                                                              -----
         Total..............................                 $8,630
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

Employees

         At December 31, 1999, the Bank had 19 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Recent Regulation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities. However, the Gramm-Leach-Bliley Act will have few direct effects on the operations or powers of federal savings associations or of savings and loan holding companies.

         The Gramm-Leach-Bliley Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Gramm-Leach-Bliley Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

Regulation of the Company

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statute, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

       Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or
(ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 1999, the Bank was in compliance with its QTL requirement, with 73.54% of its assets invested in Qualified Thrift Investments.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1999, the Bank's required liquid asset ratio was 4.00%, and its actual ratio was 9.53%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------
                                                              Year Leased
Location                            Leased or Owned           or Acquired
--------                            ---------------           -----------

MAIN OFFICE:
  632 East Elk Avenue                    Owned                   1980
  Elizabethton, Tennessee

BRANCH OFFICES:
  510 Wallace Avenue                     Owned                   1989
  Elizabethton, Tennessee

  588 South Shady Street                 Owned                   1998
  Mountain City, Tennessee

         The Bank also owns property at the intersection of Riverside Drive and Hattie Avenue, Elizabethton, Tennessee which consists of a single-family dwelling that the Bank rents for $400 per month and a paved parking area for the Bank's customers and employees.

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

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Company or the Bank (collectively, the "Company") are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" and " - Biographical Information" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

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

             (1) The consolidated balance sheets of SFB Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1999, together with the related notes and the independent auditors' report of Crisp Hughes Evans LLP, independent certified public accountants.

             (2)     Schedules omitted as they are not applicable.

             (3)     The following exhibits are included in this Report or
                     incorporated herein by reference:
                     (a) List of Exhibits:
              3(i)   Charter of SFB Bancorp, Inc.*
              3(ii)  Bylaws of SFB Bancorp, Inc.*
              4      Specimen Stock Certificate*
             10      Employment Agreement between the Bank and Peter W. Hampton*
             10.1    1998 Stock Option Plan**
             10.2    Restricted Stock Plan and Trust Agreement **
             13      Portions of the 1999 Annual Report to Stockholders
             21      Subsidiaries of the Registrant (See "Item 1- Description
                     of Business)
             23      Consent of Crisp Hughes Evans LLP
             27      Financial Data Schedule (electronic filing only)

         (b)      Not applicable.



--------------------
* Incorporated by reference to the registration statement on Form SB-2 (File No. 333-23505) declared effective by the SEC on April 14, 1997.
** Incorporated by reference to the proxy statement for the annual meeting of stockholders on June 1, 1998 and filed with the SEC on April 17, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2000.

                                       SFB BANCORP, INC.


                                       By:  /s/ Peter W. Hampton
                                                --------------------------------
                                                Peter W. Hampton
                                                President and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2000.


/s/Peter W. Hampton                              /s/Donald W. Tetrick
-----------------------------------------        -------------------------------
Peter W. Hampton                                 Donald W. Tetrick
President and Director                           Director
(Principal Executive Officer)


/s/Peter W. Hampton, Jr.                         /s/John R. Crockett, Jr.
-----------------------------------------        -------------------------------
Peter W. Hampton, Jr.                            John R. Crockett, Jr.
Secretary, Treasurer and Director                Director


                                                 /s/Michael L. McKinney
-----------------------------------------        -------------------------------
Julian T. Caudill, Jr.                           Michael L. McKinney
Vice President and Director                      Director


/s/Bobby Hyatt
-----------------------------------------
Bobby Hyatt
Principal Accounting Officer