Form 10KSB40/A
period 1999-12-31
SFB BANCORP INC
filed 2000-04-28
CIK 1035371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999
                                           -----------------

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

Item 13. Exhibits, List and Reports on Form 8-K

         (a)      Listed below are all exhibits filed as part of this report.
                  13       Auditor's Opinion

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 28, 2000.

                                       SFB BANCORP, INC.


                                       By:  /s/ Peter W. Hampton
                                                --------------------------------
                                                Peter W. Hampton
                                                President and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 28, 2000.


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