Form 10QSB
period 2000-03-31
SFB BANCORP INC
filed 2000-05-09
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

                         Commission File Number 0-22587
                                                -------

                           SFB BANCORP, INC.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Tennessee                                    62-1683732
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

632 East Elk Avenue, Elizabethton, Tennessee               37643
----------------------------------------------         -------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000
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

As of May 1, 2000, there were 622,995 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                               Yes               X    No
                    ----------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index


PART I.                                                                                                             Page(s)
-------                                                                                                             -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1999 and March 31, 2000......................................3

Consolidated Statements of  Income - (Unaudited) for the three month periods ended March 31, 1999 and 2000.........................................................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)...........................................................5

Consolidated Statements of Cash Flows - (Unaudited) for the three months ended March 31, 1999 and 2000.........................................................................................6

Notes to (Unaudited) Consolidated Financial Statements................................................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................................................................9-11

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................12

Item 2.  Changes in Securities.........................................................................................12

Item 3.  Defaults Upon Senior Securities...............................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................12

Item 5.  Other Information.............................................................................................12

Item 6.  Exhibits and Reports on Form 8-K..............................................................................12

Signatures.............................................................................................................13

                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                                      December 31,   March 31,
                                                                      ------------ ------------
           Assets                                                        1999         2000
           ------                                                        ----         ----
Cash on hand                                                           $  1,424    $    592
Interest earning deposits                                                   738         880
Investment securities:
   Held to maturity (market value of $911
     in 1999 and $923 in 2000)                                            1,017         988
   Available for sale (amortized cost of $2,124
     in 1999 and $2,124 in 2000)                                          2,091       2,091
Loans receivable, net                                                    43,789      44,525
Mortgage-backed securities:
   Available for sale (amortized cost of $2,225 in
     1999 and $2,043 in 2000)                                             2,183       1,969
Premises and equipment, net                                               1,011       1,011
Federal Home Loan Bank stock                                                487         495
Accrued interest receivable                                                 280         286
Prepaid expenses and other assets                                           109          67
                                                                       --------    --------

         Total assets                                                  $ 53,129    $ 52,904
                                                                       ========    ========

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                               $ 40,435    $ 40,372
Federal Home Loan Bank advances                                             500         500
Advance payments by borrowers for taxes and insurance                       220         375
Accrued expenses and other liabilities                                      157         162
Deferred income taxes                                                       101          88
                                                                       --------    --------
         Total liabilities                                               41,413      41,497
                                                                       --------    --------
Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
   none outstanding)                                                          -           -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued; 679,417 and 622,995 outstanding
     at  December 31, 1999 and March 31, 2000, respectively )                77          77
   Paid-in capital                                                        7,382       7,384
   Retained earnings, substantially restricted                            6,165       6,291
   Treasury stock at cost (87,583 and 144,005 shares at December 31,
     1999 and March 31, 2000, respectively)                              (1,208)     (1,667)
   Accumulated other comprehensive income                                   (45)        (65)
   Unearned compensation:
     Employee stock ownership plan                                         (419)       (401)
     Restricted stock plan                                                 (236)       (212)
                                                                       --------    --------
         Total stockholders' equity                                      11,716      11,407
                                                                       --------    --------
         Total liabilities and stockholders' equity                    $ 53,129    $ 52,904
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

                        SFB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                          For Three Months Ended
                                                March 31,
                                            -----------------
                                               1999   2000
                                               ----   ----
Interest income:
   Loans                                       $820   $881
   Mortgage-backed securities                    43     31
   Investments                                   55     49
   Interest earning deposits                     37      4
                                               ----   ----
         Total interest income                  955    965
                                               ----   ----
Interest expense:
   Deposits                                     466    456
   Federal Home Loan Bank Advances               --      7
                                               ----   ----
         Total interest expense                 466    463
                                               ----   ----

         Net interest income                    489    502

Provision for loan losses                         9      9
                                               ----   ----
         Net interest income after provision
           for loan losses                      480    493
                                               ----   ----

Non-interest income:
   Loan fees and service charges                 42     51
   Other                                          3      3
                                               ----   ----
         Total non-interest income               45     54
                                               ----   ----

Non-interest expenses:
   Compensation                                 140    179
   Employee benefits                             32     35
   Net occupancy expense                         23     32
   Deposit insurance premiums                     6      2
   Data processing                               25     32
   Other                                         71     68
                                               ----   ----
         Total non-interest expenses            297    348
                                               ----   ----

         Income  before income taxes            228    199

Income tax expense                               86     73
                                               ----   ----

         Net income                            $142   $126
                                               ====   ====

Earnings per share
    Basic                                      $.22   $.21

    Diluted                                    $.22   $.21


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                       Accumulated
                                                                                          Other      Unearned Compensation
                                           Common     Paid-In    Retained    Treasury  Comprehensive ---------------------
                                           Stock      Capital    Income       Stock       Income     for ESOP   for RSP      Total
                                           -----      -------    ------       -----       ------     --------   -------      -----
Balance at December 31, 1998                   77      7,368      5,732      (1,034)        (24)       (491)       (358)     11,270

Comprehensive income:
   Net income                                   -          -        559           -           -           -           -         559
   Unrealized losses on
     securities available for sale,
     net of income tax expense                  -          -          -           -         (21)          -           -         (21)

Cash dividends declared ($.20 share)            -          -       (126)          -           -           -           -        (126)

Treasury stock purchased (72,850 shares)        -          -          -        (174)          -           -           -        (174)

Compensation earned                             -         14          -           -           -          72         122         208
                                         --------   --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 1999                   77      7,382      6,165      (1,208)        (45)       (419)       (236)     11,716

Comprehensive income:
    Net income                                  -          -        126           -           -           -           -         126

   Unrealized losses on
     securities available for sale,
     net of income tax expense                  -          -          -           -         (20)          -           -         (20)

Treasury stock purchased (56,422 shares)        -          -          -        (459)          -           -           -        (459)

Compensation earned                             -          2          -           -           -          18          24          44
                                         --------   --------   --------    --------    --------    --------    --------    --------

Balance at March 31, 2000                $     77   $  7,384   $  6,291    $ (1,667)   $    (65)   $   (401)   $   (212)   $ 11,407
                                         ========   ========   ========    ========    ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                  --------------------
                                                                                     1999       2000
                                                                                   -------    -------
Operating activities:
   Net income                                                                      $   142    $   126
   Adjustments to reconcile net income  to net cash  provided (used)
     by operating activities:
     Depreciation                                                                       17         24
     Provision for loan losses                                                           9          9
     Net increase (decrease) in deferred loan fees                                     (10)         2
     Accretion of discounts on investment securities, net                               (7)        (5)
     Amortization of premiums on mortgage-backed securities                              2         --
     Amortization of unearned compensation                                              49         44
     FHLB stock dividends                                                               (8)        (8)
     (Increase) decrease in other assets                                               (18)        42
     (Increase) in accrued interest receivable                                          (5)        (6)
     Increase (decrease) in accrued expenses and other liabilities                     (19)         5
     Increase in current income taxes                                                   47         --
                                                                                   -------    -------
         Net cash provided by operating activities                                     199        233
                                                                                   -------    -------

Investing activities:
   Maturities of investment securities held to maturity                                 33         34
   Purchase of investment securities available for sale                             (1,298)        --
   Maturities of investment securities available for sale                            1,000         --
   Principal payments on mortgage-backed securities
     available for sale                                                                436        181
   Net (increase) in loans                                                            (118)      (747)
   Purchase of premises and equipment                                                  (82)       (24)
                                                                                   -------    -------
         Net cash (used) by investing activities                                       (29)      (556)
                                                                                   -------    -------

Financing activities:
   Net increase (decrease) in deposits                                             $   721    $   (63)
   Increase in advance payments by borrowers for
     taxes and insurance                                                               143        155
    Proceeds from FHLB Advances                                                         --        800
    Repayment of FHLB Advances                                                          --       (800)
   Treasury stock purchased                                                            (21)      (459)
                                                                                   -------    -------
         Net cash provided (used) by financing activities                              843       (367)
                                                                                   -------    -------
         Increase (decrease) in cash and cash equivalents                            1,013       (690)

Cash and cash equivalents at beginning of period                                     2,839      2,162
                                                                                   -------    -------
Cash and cash equivalents at end of period                                         $ 3,852    $ 1,472
                                                                                   =======    =======
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                      $   449    $   465
     Income taxes                                                                       57          9
                                                                                   =======    =======
Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                          $     5    $   (20)

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

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)


1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended March 31, 2000 is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

     Basic earnings per common share for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the March 2000 quarter, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

                                               March 31, 1999           March 31, 2000
                                               ---------------      -----------------------
                                               Income   Shares         Income   Shares
                                               ------   ------         ------   ------
Net Income                                       $142                    $126
BASIC  EPS
  Income available to common stockholders        $142      645           $126      611
  Per share amount                               $.22                    $.21
Effect of Dilutive Securities                    $.00                    $.00
DILUTIVE EPS
  Income available to common stockholders        $142      645           $126      611
  Per share amount                               $.22                    $.21

3.   Asset Quality
     -------------

     The following table sets forth information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1999 and March 31, 2000, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                              December 31,         March 31,
                                                 1999                2000
                                                 ----                ----

         Nonaccrual loans                        $ 217              $ 407
         Repossessed real estate                     -                  -
                                                 -----              -----
         Total nonperforming assets              $ 217              $ 407
                                                  ====               ====

         Nonperforming loans to net loans          .50%               .91%
         Nonperforming assets to total assets      .41%               .77%

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risk associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or the Bank as appropriate.

Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 2000

Net Income. Net income decreased $16,000, or 11.3%, for the three months ended March 31, 2000, to $126,000, compared to $142,000 for the three months ended
March 31, 1999. The decrease was primarily the result of an increase in non-interest expenses, offset by an increase in net interest income and lower income tax expense. Basic income per share decreased $.01, from $.22 for the three month ended March 31, 1999, to $.21 for the three months ended March 31, 2000.

Net Interest Income. Net interest income increased approximately $13,000, or 2.7%, from $489,000 for the three months ended March 31, 1999, to $502,000 for the three months ended March 31, 2000. The increase in net interest income primarily reflects a $747,000 decrease in average interest-earning assets, offset by an approximate $578,000 decrease in average interest-bearing liabilities. The interest rate spread increased from 2.91% for three months ending March 31, 1999, to 3.07% for the three months ending March 31, 2000, while the net interest margin increased 16 basis points to 3.99% for the three months ended March 31, 2000.

Interest Income. Total interest income increased $10,000, from $955,000 for the three months ended March 31, 1999, to $965,000 for the three months ended March 31, 2000. The increase was attributable to a 19 basis point increase in the average yield on average interest-earning assets, offset by an approximate $747,000 decrease in average interest-earning assets to $50.3 million at March 31, 2000. Interest on loans increased $61,000, interest on interest-earning deposits decreased $33,000, and interest on investments decreased $6,000. The increase in interest on loans primarily reflects an increase of approximately $4.0 million in the average loans outstanding balance for 2000, as compared to 1999. The decrease in interest on interest-earning deposits primarily reflects a $3.1 million decrease in the average interest-earning deposits balance for 2000, as compared to 1999. Interest on mortgage-backed securities decreased $12,000 as the portfolio continues to mature and principal payments are received. The $3.1 million decrease in average interest-earning deposits, along with the principal payments from mortgage-backed securities were used to fund loan demand, deposit withdrawals and stock repurchases.

Interest Expense. Interest expense decreased $3,000, from $466,000 for the three months ended March 31, 1999, to $463,000 for the three months ended March 31, 2000. The decrease for the three months ended March 31, 2000 was primarily the result of a decrease of approximately $978,000 in the average balance of deposits outstanding, offset by a $400,000 increase in average Federal Home Loan Bank of Cincinnati advances outstanding for the three month period in 2000, compared to the same period in 1999.

Provision for Loan Losses. The provision for loan losses for three month period ended March 31, 1999 and 2000 was $9,000, respectively. Management regularly performs an analysis to quantify the inherent risk of loss in its portfolio. At March 31, 2000 the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at March 31, 2000 was 88.66% and nonperforming loans represented .77% of total consolidated assets.

Non-Interest Income. Non-interest income remains a relatively insignificant source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income was $54,000 for the three months ended March 31, 2000, compared to $45,000 for the three months ended March 31, 1999.

Non-Interest Expense. Non-interest expense increased by $51,000, from approximately $297,000 for the three month period ended March 31, 1999, to approximately $348,000 for the three month period in 2000. The increase was primarily the result of increased compensation expense of $39,000, a combined $16,000 increase in net occupancy and data processing expenses, offset by a $7,000 reduction in deposit insurance premiums and other expenses incurred during the period. The increase in compensation expense for the three months ended March 31, 2000, was primarily attributable normal compensation increases, an extra payroll period in the 2000 quarter, compared to 1999, combined with the addition of extra personnel associated with the new branch office in Mountain City, Tennessee. The decrease in other non-interest expense was mainly attributable to management's attempt to control general operating expenses and those expenses associated with being a public company. The increase in net occupancy expense was mainly attributable to expenses associated with the Bank's additional branch office in Mountain City, Tennessee. The increase in data processing was mainly attributable to expenses associated with increased transaction volumes and ATM services. The decrease in deposit insurance premiums was attributable to reduced insurance assessment rates.

Income Taxes. Income tax expense for the three months ended March 31, 2000, decreased $13,000, to $73,000, compared to the same period in 1999. The decrease was primarily the result of lower pre-tax income. The effective tax rate for the three months ended March 31, 2000 and 1999, was approximately 37% and 38%, respectively.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2000 there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at March 31, 2000 were approximately $294,000.

At March 31, 2000 management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 2000, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at March 31, 2000. The Bank had the following capital ratios at March 31, 2000:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of March 31, 2000:

   Total Capital
      (To risk weighted assets)     $    9,862       30.2%      $    2,609       8.0%      $    3,262       10.0%

   Tier I Capital
      (To risk weighted assets)     $    9,501       29.1%      $    1,305       4.0%      $    1,957        6.0%

   Tier I Capital
      (To total assets)             $    9,501       18.3%      $      979       3.0%      $    1,631        5.0%

   Tangible Capital
      (To total assets)             $    9,501       18.3%      $      489       1.5%      $    1,631        5.0%


   (1) As categorized under the Prompt Corrective Action Provisions.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

                                            SFB Bancorp, Inc.




Date:      May 9, 2000                        By /s/ Peter W. Hampton
           --------------                       --------------------------------
                                                 Peter W. Hampton
                                                 (President and Chief Executive
                                                  Officer)





Date:      May 9, 2000                        By /s/ Bobby Hyatt
           --------------                       --------------------------------
                                                 Bobby Hyatt
                                                 (Principal Accounting Officer)