Form 10QSB
period 2000-06-30
SFB BANCORP INC
filed 2000-08-03
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                         Commission File Number 0-22587
                                                -------

                                SFB BANCORP, INC.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Tennessee                             62-1683732
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

          632 East Elk Avenue, Elizabethton, Tennessee                 37643
--------------------------------------------------------           -------------
            (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000
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

                   X      Yes                    No
               ----------             ----------

As of July 28, 2000, there were 597,595 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes              X     No
               ----------             ----------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                                             Page(s)
-------                                                                                                             -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1999 and June 30, 2000.......................................3

Consolidated  Statements  of  Income -  (Unaudited)  for the three and six month periods ended June 30, 1999 and 2000....................................................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)...........................................................5

Consolidated Statements of Cash Flows - (Unaudited) for the six months ended June 30, 1999 and 2000..........................................................................................6

Notes to (Unaudited) Consolidated Financial Statements................................................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................................................................9-13

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................14

Item 2.  Changes in Securities.........................................................................................14

Item 3.  Defaults Upon Senior Securities...............................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................14

Item 5.  Other Information.............................................................................................14

Item 6.  Exhibits and Reports on Form 8-K..............................................................................15

Signatures.............................................................................................................16

                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                              December 31,           June 30,
           Assets                                                                 1999                 2000
           ------                                                         --------------------- --------------------
Cash on hand                                                              $          1,424      $            598
Interest earning deposits                                                              738                   362
Investment securities:
   Held to maturity (market value of $911
     in 1999 and $889 in 2000)                                                       1,017                   960
   Available for sale (amortized cost of $2,124
     in 1999 and $2,125 in 2000)                                                     2,091                 2,096
Loans receivable, net                                                               43,789                45,443
Mortgage-backed securities:
   Available for sale (amortized cost of $2,225 in
     1999 and $1,894 in 2000)                                                        2,183                 1,813
Premises and equipment, net                                                          1,011                   985
Federal Home Loan Bank stock                                                           487                   504
Accrued interest receivable                                                            280                   308
Prepaid expenses and other assets                                                      109                    84
                                                                           ---------------       ---------------
         Total assets                                                     $        53,129       $         53,153
                                                                          ===============       ================

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                                  $         40,435      $         40,663
Federal Home Loan Bank advances                                                        500                   600
Advance payments by borrowers for taxes and insurance                                  220                   474
Accrued expenses and other liabilities                                                 157                   175
Income taxes payable:
   Current                                                                               -                    47
   Deferred                                                                            101                    87
                                                                           ---------------       ---------------
         Total liabilities                                                          41,413                42,046
                                                                           ---------------       ---------------

   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     None outstanding)                                                                   -                     -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued; 679,417 and 602,995 outstanding at                          77                    77
       December 31, 1999 and June 30, 2000, respectively)
   Paid-in capital                                                                   7,382                 7,386
   Retained earnings, substantially restricted                                       6,165                 6,366
   Treasury stock at cost (87,583 and 164,005 shares at December 31,
     1999 and June 30, 2000, respectively)                                          (1,208)               (2,085)
   Accumulated other comprehensive income                                              (45)                  (66)
   Unearned compensation:
     Employee stock ownership plan                                                    (419)                 (383)
     Restricted stock plan                                                            (236)                 (188)
                                                                           ---------------       ----------------
         Total stockholders' equity                                                 11,716                 11,107
                                                                           ---------------       ----------------
         Total liabilities and stockholders' equity                       $         53,129      $          53,153
                                                                          ================      =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                 For Three          For Six
                                                Months Ended      Months Ended
                                                   June 30,         June 30,
                                               ---------------   ---------------
                                                 1999     2000     1999     2000
                                               ------   ------   ------   ------
Interest income:
   Loans                                       $  823   $  899   $1,643   $1,780
   Mortgage-backed securities                      38       25       81       56
   Investments                                     54       50      109       99
   Interest earning deposits                       39        8       76       12
                                               ------   ------   ------   ------
         Total interest income                    954      982    1,909    1,947
                                               ------   ------   ------   ------

Interest expense:
   Deposits                                       452      488      918      944
   FHLB Advances                                    -        8        -       15
                                               ------   ------   ------   ------
         Total interest expense                   452      496      918      959
                                               ------   ------   ------   ------
         Net interest income                      502      486      991      988

Provision for loan losses                           9        9       18       18
                                               ------   ------   ------   ------
         Net interest income after provision
           for loan losses                        493      477      973      970

Non-interest income:
   Loan fees and service charges                   43       43       85       94
   Other                                            2        3        5        6
                                               ------   ------   ------   ------
         Total non-interest income                 45       46       90      100
                                               ------   ------   ------   ------

Non-interest expenses:
   Compensation                                   157      157      297      336
   Employee benefits                               31       29       63       64
   Net occupancy expense                           21       33       44       65
   Deposit insurance premiums                       6        2       12        4
   Data processing                                 21       28       46       60
   Other                                           73       66      144      134
                                               ------   ------   ------   ------
         Total non-interest expenses              309      315      606      663
                                               ------   ------   ------   ------

         Income  before income taxes              229      208      457      407

Income tax expense                                 86       77      172      150
                                               ------   ------   ------   ------

         Net income                            $  143   $  131   $  285   $  257
                                               ======   ======   ======   ======

Earnings per share
   Basic                                       $  .22   $  .23   $  .44   $  .43

   Diluted                                     $  .22   $  .23   $  .44   $  .43

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                        (in thousands, except share data)

                                                                             Accumulated
                                                                                Other          Unearned Compensation
                                        Common  Paid-In  Retained  Treasury  Comprehensive    -----------------------
                                         Stock  Capital   Income     Stock      Income        for ESOP        for RSP     Total
                                         -----  -------   ------     -----      ------        --------        -------     -----

Balance at December 31, 1998                77   7,368     5,732    (1,034)        (24)          (491)          (358)    11,270

Comprehensive income:
   Net income                                -       -       559         -           -              -              -        559
   Unrealized losses on securities
     available for sale,
     net of income tax expense               -       -         -         -         (21)             -              -        (21)

Cash dividends declared ($.20 share)         -       -      (126)        -           -              -              -       (126)

Treasury stock purchased
   (14,733 shares)                           -       -         -      (174)          -              -              -       (174)

Compensation earned                          -      14         -         -           -             72            122        208
                                       -------  ------   -------   -------   ---------      ---------      ---------    -------

Balance at December 31, 1999                77   7,382     6,165    (1,208)        (45)          (419)          (236)    11,716

Comprehensive income:
   Net income                                -       -       257         -           -              -              -        257
   Unrealized losses on securities
     available for sale,
     net of income tax expense               -       -         -         -         (21)             -              -        (21)

Cash dividends declared ($.10 share)                         (56)                                                           (56)

Treasury stock purchased
   (76,422 shares)                           -       -         -      (877)          -              -              -       (877)

Compensation earned                          -       4         -         -           -             36             48         88
                                       -------  ------   -------   -------   ---------      ---------      ---------    -------

Balance at June 30, 2000               $    77  $7,386   $ 6,366   $(2,085)  $     (66)   $      (383)   $      (188)   $11,107
                                       =======  ======   =======   =======   =========      =========      =========    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                  -------------------
                                                                                      1999       2000
                                                                                   -------    -------
Operating activities:
   Net income                                                                      $   285    $   257
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                       33         47
     Provision for loan losses                                                          18         18
     Decrease in reserve for uncollected interest                                       (1)         -
     Net increase (decrease) in deferred loan fees                                     (35)         4
     Accretion of discounts on investment securities, net                              (13)       (13)
     Amortization of premiums on mortgage-backed securities                              5          5
     Amortization of unearned compensation                                             101         88
     FHLB stock dividends                                                              (16)       (17)
     (Increase) decrease in other assets                                               (61)        25
     (Increase) decrease in accrued interest receivable                                  2        (28)
     Increase in accrued expenses and other liabilities                                  -         18
     Increase in current income taxes                                                    -         47
                                                                                   -------    -------
         Net cash provided by operating activities                                     318        451
                                                                                   -------    -------

Investing activities:
   Purchase of investment securities held to maturity                                    -          -
   Maturities of investment securities held to maturity                                 66         69
   Purchase of investment securities available for sale                             (1,298)         -
   Maturities of investment securities available for sale                            1,500          -
   Principal payments on mortgage-backed securities
     available for sale                                                                775        326
   Net increase in loans                                                              (316)    (1,676)
   Purchase of premises and equipment                                                 (123)       (21)
                                                                                   -------    -------
         Net cash provided (used) by investing activities                              604     (1,302)
                                                                                   -------    -------

Financing activities:
   Net increase (decrease) in deposits                                                (291)       228
   Increase in advance payments by borrowers for taxes
     and insurance                                                                     256        254
   Federal Home Loan Bank Advances                                                       -        100
   Treasury stock purchased                                                            (54)      (877)
   Payment of cash dividend                                                            (64)       (56)
                                                                                   -------    -------
         Net cash used by financing activities                                        (153)      (351)
                                                                                   -------    -------

         Increase (decrease) in cash and cash equivalents                              769     (1,202)

Cash and cash equivalents at beginning of period                                     2,839      2,162
                                                                                   -------    -------

Cash and cash equivalents at end of period                                         $ 3,608    $   960
                                                                                   =======    =======

Supplemental disclosures of cash flow information:  Cash paid during the year for:
     Interest                                                                      $   916    $   954
     Income taxes                                                                      206         29
                                                                                   =======    =======

Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                          $    (8)   $   (21)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------      ------------------------------------------


                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year or any other interim period.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

     Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the three and six months ending June 30, 2000, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------      ------------------------------------------

                                                                     Three months ended,
                                                    -------------------------------------------------------
                                                          June 30, 1999               June 30, 2000
                                                    --------------------------- ---------------------------
                                                       Income        Shares        Income        Shares
                                                       ------        ------        ------        ------
Net Income                                              $143                        $131
BASIC  EPS
  Income available to common stockholders               $143           645          $131            578
  Per share amount                                      $.22                        $.23
Effect of Dilutive Securities                           $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders               $143           645           $131           578
  Per share amount                                      $.22                         $.23


                                                                      Six months ended,
                                                    -------------------------------------------------------
                                                          June 30, 1999               June 30, 2000
                                                    --------------------------- ---------------------------
                                                       Income        Shares        Income        Shares
                                                       ------        ------        ------        ------
Net Income                                              $285                        $257
BASIC  EPS
  Income available to common stockholders               $285           645          $257            594
  Per share amount                                      $.44                        $.43
Effect of Dilutive Securities                           $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders               $285           645           $257           594
  Per share amount                                      $.44                         $.43


3.   Asset Quality
     -------------

     The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1999 and June 30, 2000, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                         December 31,  June 30,
                                                             1999        2000
                                                             ----        ----
                                                         (Dollars in Thousands)

         Nonaccrual loans                                   $ 217       $ 276
         Repossessed real estate                                -           -
                                                             ----        ----
         Total nonperforming assets                         $ 217       $ 276
                                                             ====        ====

         Nonperforming loans to net loans                   0.50%        0.61%
         Nonperforming assets to total assets               0.41%        0.52%

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


Comparison of Results of Operations for the Three and Six Months Ending June 30, 1999 and 2000

Net Income. Net income for the three months ending June 30, 2000, decreased $12,000, or 8.4%, from $143,000 in 1999, to $131,000 in 2000. Net income decreased $28,000, or 9.8%, to $257,000 for the six months ending June 30, 2000, from $285,000 in 1999. The decrease for the three month period ended June 30, 2000, compared to 1999, was principally due to a decrease in net interest income, offset by lower income tax expense. The decrease for the six months ending June 30, 2000, compared to 1999, was primarily the result of an increase in non-interest expenses, offset by lower income tax expense. Dilutive income per share increased $.01, from $.22 for the three month ended June 30, 1999, to $.23 for the three months ended June 30, 2000. Dilutive income per share decreased $.01, from $.44 for the six months ended June 30, 1999, to $.43 for the six months ended June 30, 2000.

Net Interest Income. Net interest income decreased $16,000, from $502,000 for the three months ending June 30, 1999, to $486,000 for the three months ending June 30, 2000. Net interest income decreased $3,000, from $991,000 for the six months ending June 30, 1999, to $988,000 for the six months ending June 30, 2000. The decrease in net interest income for the three month period in 2000, primarily reflects a net decrease in average interest-earning assets over average interest-bearing liabilities of approximately $347,000, as compared to the same period in 1999. Furthermore, the interest rate spread decreased 19 basis points to 2.87% for the three months ending June 30, 2000, compared to 1999, while the net interest margin decreased 14 basis points to 3.81%. The overall decrease in net interest income for the six months ending June 30, 2000, primarily reflects a 7 basis point decrease in net interest spread, offset by a net increase in average interest-earning assets over average interest-bearing liabilities of approximately $218,000, as compared to the same period in 1999. The net interest margin increased to 3.90% for the six months ending June 30, 2000, compared to 1999.

Interest Income. Interest income increased $28,000, from $954,000 for the three months ending June 30, 1999, to $982,000 for the three months ending June 30, 2000. The increase was attributable to a increase in average interest-earning assets of approximately $149,000, from $50.9 million at June 30, 1999, to $51.0 million at June 30, 2000, and a increase in the average yield on interest-earning assets of 20 basis points, from 7.50% for the three months ending June 30, 1999, to 7.70% for the same period in 2000. Interest income increased $38,000, or 2.0%, to approximately $1.9 million for the six months ending June 30, 2000, as compared to the same period in 1999. The increase was primarily attributable to a increase in the average yield on interest-earning assets of 20 basis points, from 7.49% for the six months ending June 30, 1999, to 7.69% for the same period in 2000, offset by a decrease in average interest-earning assets of approximately $290,000, from $50.9 million at June 30, 1999, to $50.7 million at June 30, 2000.

Interest on loans increased $76,000 for the three months ending June 30, 2000, as compared to the same period in 1999, and $137,000 for the six months ending June 30, 2000, as compared to the same period in 1999. The increase in interest on loans for the three months ending June 30, 2000, primarily reflects an increase of approximately $4.6 million in the average loans outstanding balance for 2000, compared to 1999, offset by a 14 basis point decrease in the average yield on loans from 8.11% in 1999, to 7.97% in 2000. The increase in interest on loans for the six months ending June 30, 2000, primarily reflects an increase of approximately $4.3 million in the average loans outstanding balance for 2000, compared to 1999, offset by a 17 basis point decrease in the average yield on loans from 8.13% in 1999, to 7.96% in 2000.

Interest on investment securities decreased $4,000 for the three months ending June 30, 2000, as compared to the same period in 1999, and $10,000 for the six months ending June 30, 2000, as compared to the same period in 1999. The decrease in interest on investments for the three months ending June 30, 2000, primarily reflects a decrease of approximately $330,000 in the average investment balance for 2000, compared to 1999, and a 14 basis point decrease in the average yield on investments from 5.42% in 1999, to 5.28% in 2000. The decrease in interest on investments for the six months ending June 30, 2000, primarily reflects a decrease of approximately $461,000 in the average investment balance for 2000, compared to 1999. The average yield on investments was 5.28% in 2000, compared 5.29% in 1999.

Interest on interest-earning deposits decreased $31,000 for the three months ending June 30, 2000, as compared to the same period in 1999, and $64,000 for the six months ending June 30, 2000, as compared to the same period in 1999. The decrease in interest on interest-earning deposits for the three months ending June 30, 2000, primarily reflects a decrease in the average balance of interest-earning deposits of $3.1 million for 2000, compared to 1999. The decrease in interest on interest-earning deposits for the six months ending June 30, 2000, primarily reflects a decrease in the average balance of interest-earning deposits of $3.1 million for 2000, compared to 1999.

Interest on mortgage-backed securities decreased $13,000 for the three months ending June 30, 2000, as compared to the same period in 1999, and $25,000 for the six months ending June 30, 2000, as compared to the same period in 1999, as the portfolio continued to pay down principal and those funds were invested in other earning assets.

The $3.1 million decrease in average interest-earning deposits for both the three and six month periods in 2000, compared to 1999, along with the principal payments from mortgage-backed securities were used to fund loan demand, deposit withdrawals and stock repurchases.

Interest Expense. Interest expense increased $44,000 from $452,000 for the three months ending June 30, 1999, to $496,000 for the three months ending June 30, 2000. Interest expense increased $41,000 from $918,000 for the six months ending June 30, 1999, to $959,000 for the six months ending June 30, 2000. The increase for the three months ending June 30, 2000, was primarily the result of a 39 basis point increase in the average cost of funds and an increase in the average interest-bearing liabilities of approximately $496,000, compared to 1999. The increase for the six months ending June 30, 2000, was primarily the result of a 26 basis point increase in the average cost of funds, offset by an approximate $508,000 decrease in the average balance of interest-bearing liabilities for the six months ending June 30, 2000, compared to 1999.

Provision for Loan Losses. The provision for loan losses was $9,000 three month period ending June 30, 1999 and 2000, respectively. The provision for loan losses was $18,000 for the six month period ending June 30, 1999 and 2000, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At June 30, 2000, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at June 30, 2000, was 134%, and nonperforming assets represented 0.52% of total consolidated assets. Nonperforming assets were $276,000 at June 30, 2000, compared to $385,000 at June 30, 1999. Management is not aware of any trends or events inherent to its loan portfolio that have not been provided for in its loan loss allowance. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income amounted to $46,000 and $100,000 for the three and six months ending June 30, 2000, respectively, and $45,000 and $90,000 for the three and six months ending June 30, 1999, respectively.

Non-Interest Expense. Non-interest expense increased $6,000, from $309,000 for the three months ending June 30, 1999, to $315,000 for 2000. The increase was primarily the result of a combined $19,000 increase in net occupancy and data processing expenses, offset by a $11,000 reduction in deposit insurance premiums and other expenses incurred during the period. Non-interest expense increased $57,000, from $606,000 for the six months ending June 30, 1999, to $663,000 for 2000. The increase was primarily the result of increased compensation expense of $39,000, a combined $35,000 increase in net occupancy and data processing expenses, offset by a

$18,000 reduction in deposit insurance premiums and other expenses incurred during the period. The increase in compensation expense for the six months ended June 30, 2000, was primarily attributable normal compensation increases, combined with the addition of extra personnel associated with the new branch office in Mountain City, Tennessee. The decrease in other non-interest expense for both the three and six months ending June 30, 2000, compared to 1999, was mainly attributable to management's attempt to control general operating expenses and those expenses associated with being a public company. The increase in net occupancy expense for both the three and six months ending June 30, 2000, compared to 1999, was mainly attributable to expenses associated with the Bank's additional branch office in Mountain City, Tennessee. The increase in data processing was for both the three and six months ending June 30, 2000, compared to 1999, mainly was attributable to expenses associated with increased transaction volumes, data communications expenses, and the teller operating system. The decrease in deposit insurance premiums for both the three and six months ending June 30, 2000, compared to 1999, was attributable to reduced insurance assessment rates beginning January 1, 2000.

Income Taxes. Income tax expense for the three months ending June 30, 2000, was $77,000, compared to $86,000 for the same period in 1999. Income tax expense for the six months ending June 30, 2000, was $150,000, compared to $172,000 for the same period in 1999. The decrease for the three and six month periods was principally the result of lower pre-tax income. The effective tax rate for both the three and six months in 1999 and 2000 was approximately 37%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at June 30, 2000 were approximately $430,000.

At June 30, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at June 30, 2000, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at June 30, 2000. The Bank had the following capital ratios at June 30, 2000:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of June 30, 2000:

   Total Capital
      (To risk weighted assets)     $   10,037       30.4%      $    2,641       8.0%      $    3,301       10.0%

   Tier I Capital
      (To risk weighted assets)     $    9,667       29.3%      $    1,320       4.0%      $    1,981        6.0%

   Tier I Capital
      (To total assets)             $    9,667       18.5%      $      990       3.0%      $    1,650        5.0%

   Tangible Capital
      (To total assets)             $    9,667       18.5%      $      495       1.50%     $    1,650        5.0%

   (1) As categorized under the Prompt Corrective Action Provisions.

Part II.                  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities
         ---------------------

            None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company ("Meeting") was held on May 3, 2000. The results of the vote on the matters presented at the Meeting were as follows:

          1. The following individuals were elected as directors, each for a three-year term:

                                                 Vote For        Vote Withheld
                                                 --------        -------------

               Peter W. Hampton, Jr.              516,858             9,500

               Donald W. Tetrick                  516,858             9,500

          2. Ratification of the appointment of Crisp Hughes Evans LLP as the Company's independent audit firm was approved by stockholders by the following vote

               For     525,358;       Against     -0-;      Abstain     1,000

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

          * Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505.

          ** Incorporated by reference to the proxy statement for the annual meeting of stockholders on June 1, 1998, and filed with the SEC on April 17, 1998 (File No. 0-22587).

 (b)     Reports on Form 8-K

         None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 3, 2000              By: /s/Peter W. Hampton
                                         ------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)





Date:   August 3, 2000               By: /s/Bobby Hyatt
                                         ---------------------------------------
                                         Bobby Hyatt
                                         (Principal Accounting Officer)