Form 10QSB
period 2000-09-30
SFB BANCORP INC
filed 2000-11-13
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-22587


                           SFB BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Registrant as specified in its Charter)


                      Tennessee                             62-1683732
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
           or organization)                          Identification Number)

 632 East Elk Avenue, Elizabethton, Tennessee               37643
----------------------------------------------           -------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000
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

As of November 1, 2000, there were 590,595 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes              X     No
               ----------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index


PART I.                                                                                                             Page(s)
-------                                                                                                             -------

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 1999 and September 30, 2000..................................3

Consolidated  Statements  of Income -  (Unaudited)  for the three and nine month periods ended September 30, 1999 and 2000...............................................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)...........................................................5

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended September 30, 1999 and 2000.....................................................................................6

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

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................14

Item 5.  Other Information.............................................................................................14

Item 6.  Exhibits and Reports on Form 8-K..............................................................................14

Signatures.............................................................................................................15

                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                    December 31,         September 30,
                                                                                        1999                 2000
                                                                               --------------------- --------------------
            Assets
            ------
Cash on hand                                                                    $          1,424      $            469
Interest earning deposits                                                                    738                   896
Investment securities:
   Held to maturity (market value of $911
     in 1999 and $835 in 2000)                                                             1,017                   899
   Available for sale (amortized cost of $2,124
     in 1999 and $2,125 in 2000)                                                           2,091                 2,105
Loans receivable, net                                                                     43,789                46,002
Mortgage-backed securities:
   Available for sale (amortized cost of $2,225 in
     1999 and $1,818 in 2000)                                                              2,183                 1,744
Premises and equipment, net                                                                1,011                   969
Federal Home Loan Bank stock                                                                 487                   514
Accrued interest receivable                                                                  280                   324
Prepaid expenses and other assets                                                            109                    56
                                                                                 ---------------       ---------------
         Total assets                                                           $         53,129       $        53,978
                                                                                 ===============       ===============
   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                                        $         40,435       $        41,913
Federal Home Loan Bank advances                                                              500                     -
Advance payments by borrowers for taxes and insurance                                        220                   578
Accrued expenses and other liabilities                                                       157                   207
Income taxes payable:
   Current                                                                                     -                    39
   Deferred                                                                                  101                    93
                                                                                ----------------      ----------------

         Total liabilities                                                                41,413                42,830
                                                                                 ---------------       ---------------


   Preferred stock ($.10 par value, 1,000,000 shares authorized;
     None outstanding)                                                                         -                     -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued; 679,417 and 590,595 outstanding at
     December 31, 1999 and September 30, 2000, respectively)                                  77                    77
   Paid-in capital                                                                         7,382                 7,389
   Retained earnings, substantially restricted                                             6,165                 6,487
   Treasury  stock  at cost  (87,583  and  176,405  shares  at  December 31,
     1999 and September 30, 2000, respectively)                                           (1,208)               (2,221)
   Accumulated other comprehensive income                                                    (45)                  (56)
   Unearned compensation:
     Employee stock ownership plan                                                          (419)                 (365)
     Restricted stock plan                                                                  (236)                 (163)
                                                                                 ---------------       ----------------
         Total stockholders' equity                                                       11,716                 11,148
                                                                                 ---------------       ----------------
         Total liabilities and stockholders' equity                             $         53,129       $         53,978
                                                                                 ===============       ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                             For Three Months Ended         For Nine Months Ended
                                                  September 30,                 September 30,
                                               ------------------             ------------------
                                                  1999       2000                1999       2000
                                               -------    -------             -------    -------
Interest income:
   Loans                                       $   842    $   946             $ 2,485    $ 2,726
   Mortgage-backed securities                       34         27                 115         83
   Investments                                      51         49                 160        148
   Interest earning deposits                        23          8                  99         20
                                               -------    -------             -------    -------
         Total interest income                     950      1,030               2,859      2,977
                                               -------    -------             -------    -------
Interest expense:
   Deposits                                        442        529               1,360      1,473
   FHLB Advances                                     -          4                   -         19
                                               -------    -------             -------    -------
         Total interest expense                    442        533               1,360      1,492
                                               -------    -------             -------    -------
         Net interest income                       508        497               1,499      1,485

Provision for loan losses                            9          9                  27         27
                                               -------    -------             -------    -------
         Net interest income after provision
           for loan losses                         499        488               1,472      1,458

Non-interest income:
   Loan fees and service charges                    45         42                 130        136
   Other                                             3          7                   8         13
                                               -------    -------             -------    -------
         Total non-interest income                  48         49                 138        149
                                               -------    -------             -------    -------
Non-interest expenses:
   Compensation                                    166        183                 463        519
   Employee benefits                                32         31                  95         95
   Net occupancy expense                            28         29                  72         94
   Deposit insurance premiums                        6          2                  18          6
   Data processing                                  28         31                  74         91
   Other                                            64         69                 208        203
                                               -------    -------             -------    -------
         Total non-interest expenses               324        345                 930      1,008
                                               -------    -------             -------    -------

         Income  before income taxes               223        192                 680        599

Income tax expense                                  85         71                 257        221
                                               -------    -------             -------    -------
         Net income                                138        121                 423        378

Other comprehensive (loss) income                   (8)        10                 (16)       (11)
                                               -------    -------             -------    -------
         Comprehensive income                  $   130    $   131             $   407    $   367
                                               =======    =======             =======    =======

Earnings per share
   Basic                                       $   .21    $   .22             $   .66    $   .65

   Diluted                                     $   .21    $   .22             $   .66    $   .65

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

                                             SFB BANCORP, INC. AND SUBSIDIARY

                                 Consolidated Statements of Stockholders' Equity
                                                        (Unaudited)
                                             (in thousands, except share data)

                                                                                    Accumulated
                                                                                      Other     Unearned Compensation
                                          Common   Paid-In  Retained  Treasury    Comprehensive ---------------------
                                          Stock    Capital   Income     Stock         Income    for ESOP    for RSP       Total
                                          -----    -------   ------     -----         ------    --------    -------       -----
Balance at December 31, 1998                77     7,368     5,732    (1,034)           (24)     (491)      (358)        11,270

Comprehensive income:
   Net income                                -         -       559         -              -         -          -            559
   Unrealized losses on
     securities available for sale,
     net of income tax expense               -         -         -         -            (21)        -          -            (21)

Cash dividends declared ($.20 share)         -         -      (126)        -              -         -          -           (126)

Treasury stock purchased (14,733 shares)     -         -         -      (174)             -         -          -           (174)

Compensation earned                          -        14         -         -              -        72        122            208
                                          ----    ------    ------    ------      ---------     -----    -------      ---------

Balance at December 31, 1999                77     7,382     6,165    (1,208)           (45)     (419)      (236)        11,716

Comprehensive income:
    Net income                               -         -       378         -              -         -          -            378
   Unrealized losses on securities
     available for sale,
     net of income tax expense               -         -         -         -            (11)        -          -            (11)

Cash dividends declared ($.10 share)                           (56)                                                         (56)

Treasury stock purchased (88,822 shares)     -         -         -    (1,013)             -         -          -         (1,013)

Compensation earned                          -         7         -         -              -        54         73            134
                                          ----    ------    ------    ------      ---------     -----    -------      ---------

Balance at September 30, 2000            $  77    $7,389    $6,487   $(2,221)   $       (56)   $ (365)   $  (163)   $    11,148
                                         =====    ======    ======   =======    ===========    ======    =======    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  -------------------
                                                                                     1999       2000
                                                                                     ----       ----
Operating activities:
   Net income                                                                      $   423    $   378
   Adjustments to reconcile net income  to net cash  provided by operating activities:
     Depreciation                                                                       53         69
     Provision for loan losses                                                          27         27
     Increase (decrease) in reserve for uncollected interest                            (1)        (1)
     Deferred income taxes (benefit)                                                     -          -
     Net increase (decrease) in deferred loan fees                                     (54)       (15)
     Accretion of discounts on investment securities, net                              (18)       (19)
     Amortization of premiums on mortgage-backed securities                              7          7
     Amortization of unearned compensation                                             155        134
     FHLB stock dividends                                                              (25)       (27)
     (Increase) decrease in other assets                                               (39)        53
     (Increase) decrease in accrued interest receivable                                 (6)       (43)
     Increase (decrease) in accrued expenses and other liabilities                      23         50
     Increase (decrease) in current income taxes                                         -         39
                                                                                   -------    -------
         Net cash provided by operating activities                                     545        652
                                                                                   -------    -------
Investing activities:
   Purchase of investment securities held to maturity                                    -          -
   Maturities of investment securities held to maturity                                130        136
   Purchase of investment securities available for sale                             (1,299)         -
   Maturities of investment securities available for sale                            1,500          -
   Principal payments on mortgage-backed securities
      available for sale                                                             1,080        400
   Net decrease in loans                                                            (1,953)    (2,225)
   Purchase of premises and equipment                                                 (225)       (27)
                                                                                   -------    -------
         Net cash used by investing activities                                        (767)    (1,716)
                                                                                   -------    -------
Financing activities:
   Net (decrease) in deposits                                                          (92)     1,478
    Repayment of FHLB Advances                                                           -       (500)
   Increase in advance payments by borrowers for taxes
     and insurance                                                                     371        358
   Treasury stock purchased                                                           (174)    (1,013)
   Payment of cash dividend                                                            (64)       (56)
                                                                                   -------    -------
         Net cash provided by financing activities                                      41        267
                                                                                   -------    -------
         Decrease in cash and cash equivalents                                        (181)      (797)

Cash and cash equivalents at beginning of period                                     2,839      2,162
                                                                                   -------    -------
Cash and cash equivalents at end of period                                         $ 2,658    $ 1,365
                                                                                   =======    =======
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest                                                                      $ 1,348    $ 1,486
     Income taxes                                                                      289        130
                                                                                   =======    =======
Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                              (16)       (11)
   Loan charge off's                                                                     2          7

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------      ------------------------------------------


                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)

1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year or any other interim period.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

     Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the three and nine months period ended September 30, 2000, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------      ------------------------------------------


                                                                 Three months ended,
                                                -------------------------------------------------------
                                                    September 30, 1999          September 30, 2000
                                                --------------------------- ---------------------------
                                                      Income         Shares       Income         Shares
                                                      ------         ------       ------         ------
Net Income                                              $138                        $121
BASIC  EPS
  Income available to common stockholders               $138           643          $121            556
  Per share amount                                      $.21                        $.22
Effect of Dilutive Securities                           $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders               $138           643          $121            556
  Per share amount                                      $.21                        $.22

                                                                  Nine months ended,
                                                -------------------------------------------------------
                                                    September 30, 1999          September 30, 2000
                                                --------------------------- ---------------------------
                                                      Income        Shares        Income         Shares
                                                      ------        ------        ------         ------
Net Income                                              $423                        $378
BASIC  EPS
  Income available to common stockholders               $423           644          $378            582
  Per share amount                                      $.66                        $.65
Effect of Dilutive Securities                           $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders               $423           644           $378           582
  Per share amount                                      $.66                         $.65

3.   Asset Quality
     -------------

     The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 1999 and September 30, 2000, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                    December 31,  September 30,
                                                       1999            2000
                                                       ----            ----
                                                     (Dollars in Thousands)

         Nonaccrual loans                             $ 217           $ 239
         Repossessed real estate                          -               -
                                                      -----           -----
         Total nonperforming assets                   $ 217           $ 239
                                                      =====           =====

         Nonperforming loans to net loans              0.50%           0.52%
         Nonperforming assets to total assets          0.41%           0.45%

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


Comparison of Results of Operations for the Three and Nine Months Ending September 30, 1999 and 2000

Net Income. Net income for the three months ending September 30, 2000, decreased $17,000, or 12.3%, from $138,000 in 1999, to $121,000 in 2000. Net income decreased $45,000, or 10.6%, to $378,000 for the nine months ending September 30, 2000, from $423,000 in 1999. The decrease for the three and nine month periods ended September 30, 2000, compared to 1999, was principally due to a decrease in net interest income, combined with an increase in non-interest expenses, offset by lower income tax expense. Dilutive income per share increased $.01, from $.21 for the three month ended September 30, 1999, to $.22 for the three months ended September 30, 2000. Dilutive income per share decreased $.01, from $.66 for the nine months ended September 30, 1999, to $.65 for the nine months ended September 30, 2000.

Net Interest Income. Net interest income decreased $11,000, from approximately $508,000 for the three months ending September 30, 1999, to $497,000 for the three months ending September 30, 2000. Net interest income decreased $14,000 to approximately $1.5 million for the nine months ending September 30, 2000. The decrease in net interest income for the three month period in 2000, primarily reflects a 39 basis point decrease in the interest rate spread from 3.23% for the three months ending September 30, 1999, to 2.84% in 2000, offset by a increase in average interest-earning assets over average interest-bearing liabilities of approximately $567,000 for the three months ending September 30, 2000, as compared to the same period in 1999. The net interest margin decreased 24 basis points to 3.84% for the three months ending September 30, 2000, from 4.08% for the three months ending September 30, 1999. The overall decrease in net interest income for the nine months ending September 30, 2000, primarily reflects a 14 basis point decrease in the interest rate spread from 3.06% for the nine months ending September 30, 1999, to 2.92% in 2000. The net interest margin decreased 7 basis points to 3.88% for the nine months ending September 30, 2000, from 3.95% for the nine months ending September 30, 1999.

Interest Income. Interest income increased $80,000, from approximately $950,000 for the three months ending September 30, 1999, to $1.03 million for the three months ending September 30, 2000. The increase was attributable to a increase in average interest-earning assets of approximately $2.0 million from $49.7 million at September 30, 1999, to $51.7 million at September 30, 2000, combined with a increase in the average yield on interest-earning assets of 32 basis points, from 7.65% for the three months ending September 30, 1999, to 7.97% for the same period in 2000. Interest income increased $118,000, from approximately $2.86 million for the nine months ending September 30, 2000, to approximately $3.0 million for the nine months ending September 30, 2000. The increase was attributable to a increase in average interest-earning assets of approximately $481,000, from $50.5 million at September 30, 1999, to $51.0 million at
September 30, 2000, combined with a increase in the average yield on interest-earning assets of 24 basis points, from 7.54% for the nine months ending September 30, 1999, to 7.78% for the same period in 2000.

Interest on loans increased $104,000 for the three months ending September 30, 2000, as compared to the same period in 1999, and $241,000 for the nine months ending September 30, 2000, as compared to the same period in 1999. The increase for the three months ending September 30, 2000, compared to 1999, primarily reflects a $3.8 million increase in average loans outstanding, and a increase in the average yield on average loans outstanding of 24 basis points, from 8.01% for the three months ending September 30, 1999, to 8.25% for the same period in 2000. The increase for the nine months ending September 30, 2000, compared to 1999, primarily reflects a $4.2 million increase in average loans outstanding, offset by a decrease in the average yield on average loans outstanding of 3 basis points, from 8.09% for the nine months ending September 30, 1999, to 8.06% for the same period in 2000.

Interest on investment securities decreased $2,000 for the three months ending September 30, 2000, as compared to the same period in 1999, and decreased $12,000 for the nine months ending September 30, 2000, as compared to the same period in 1999. The decrease in interest on investments for the three months ending September 30, 2000, primarily reflects an decrease of approximately $142,000 in the average investment balance for 2000, compared to 1999, offset by a increase in the average yield on investments of 2 basis points, from 5.26% in 1999, to 5.28% in 2000. The decrease in interest on investments for the nine months ending September 30, 2000, primarily reflects an decrease of approximately $354,000 in the average investment balance for 2000, compared to 1999. The nine month average yield on investments was 5.28% in 1999 and 2000.

Interest on interest-earning deposits decreased $15,000 for the three months ending September 30, 2000, as compared to the same period in 1999, and decreased $79,000 for the nine months ending September 30, 2000, as compared to the same period in 1999.

These decreases in interest on interest-earning deposits for three and nine months ending September 30, 2000, compared to 1999, primarily reflects a decrease of approximately $923,000 and $2.4 million, respectively, in the average balance of interest-earning deposits.

Interest on mortgage-backed securities decreased $7,000 for the three months ending September 30, 2000, as compared to the same period in 1999, and $32,000 for the nine months ending September 30, 2000, as compared to the same period in 1999, as the portfolio continued to pay down principal and those funds were invested in other earning assets.

The decrease in average interest-earning deposits for both the three and nine month periods in 2000, compared to 1999, along with the principal payments from mortgage-backed securities were used to fund loan demand, deposit withdrawals and stock repurchases.

Interest Expense. Interest expense increased $91,000, from $442,000 for the three months ending September 30, 1999, to $533,000 for the three months ending September 30, 2000. Interest expense increased $132,000, from approximately $1.4 million for the nine months ending September 30, 1999, to $1.5 million for the nine months ending September 30, 2000. The increase for the three months ending September 30, 2000, was primarily the result of a 71 basis point increase in the average cost of funds, combined with an approximate $1.5 million increase in the average balance of interest-bearing liabilities for the three months ending September 30, 2000, compared to 1999. The increase for the nine months ending September 30, 2000, was primarily the result of a 38 basis point increase in the average cost of funds, combined with an approximate $458,000 increase in the average balance of interest-bearing liabilities for the nine months ending September 30, 2000, compared to 1999. Interest rates of certificate of deposits increased during the three and nine month periods in 2000, compared to 1999. These increases were primarily due to the continued increase in short term interest rates which forced the Company to reprice its certificate of deposits at a much higher rate. Until the interest rate environment stabilizes and returns to a normal pattern, management does not foresee any relief in repricing customer deposits at a higher cost of funds.

Provision for Loan Losses. The provision for loan losses was $9,000 three month periods ending September 30, 1999 and 2000, respectively. The provision for loan losses was $27,000 for the nine months periods ending September 30, 1999 and 2000, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At September 30, 2000, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at September 30, 2000, was 156%, and nonperforming assets represented 0.45% of total consolidated assets. Nonperforming assets were $239,000 at September 30, 2000, compared to $349,000 at September 30, 1999. Management is not aware of any trends or events inherent to its loan portfolio that have not been provided for in its loan loss allowance. There, however, can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income amounted to $49,000 and $149,000 for the three and nine months ending September 30, 2000, respectively, and $48,000 and $138,000 for the three and nine months ending September 30, 1999, respectively.

Non-Interest Expense. Non-interest expense increased $21,000, from $324,000 for the three months ending September 30, 1999, to $345,000 for 2000. The increase was primarily the result of a combined $25,000 increase in compensation, data processing and other expenses, offset by a $4,000 reduction in deposit insurance premiums incurred during the period. Non-interest expense increased $78,000, from approximately $930,000 for the nine months ending September 30, 1999, to $1.0 million for 2000. The increase was primarily the result of increased compensation expense of $56,000, a combined $39,000 increase in net occupancy and data processing expenses, offset by a $17,000 reduction in deposit insurance premiums and other expenses incurred during the period. The increase in compensation expense for the nine months ended September 30, 2000, was primarily attributable normal compensation increases, combined with the addition of extra personnel associated with the new branch office in Mountain City, Tennessee. The decrease in other non-interest expense for nine months ending September 30, 2000, compared to 1999, was mainly attributable to management's attempt to control general operating expenses and those expenses associated with being a public company. The increase in net occupancy expense for both the three and nine months ending September 30, 2000, compared to 1999, was mainly attributable to expenses associated with the Bank's additional branch office in Mountain City, Tennessee. The increase in data processing expense for both the three and nine months ending September 30, 2000, compared to 1999, was mainly attributable to expenses associated with increased transaction volumes, data communications expenses, and the new teller operating system. The decrease in deposit insurance premiums for both the three and nine months ending September 30, 2000, compared to 1999, was attributable to reduced insurance assessment rates beginning January 1, 2000.

Income Taxes. Income tax expense for the three months ending September 30, 2000, was $71,000, compared to $85,000 for the same period in 1999. Income tax expense for the nine months ending September 30, 2000, was $221,000, compared to $257,000 for the same period in 1999. The decrease for the three and nine month periods ending September 30, 2000, compared to 1999, was principally due to lower pre-tax income. The effective tax rate for both the three and nine months in 1999 and 2000, was approximately 37%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at September 30, 2000 were approximately $814,000.

At September 30, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at September 30, 2000, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. The Bank exceeded all of its capital requirements at September 30, 2000. The Bank had the following capital ratios at September 30, 2000:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                        Amount      Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of September 30, 2000:

   Total Capital
      (to risk weighted assets)     $   10,182       30.5%      $    2,671       8.0%      $    3,339       10.0%

   Tier I Capital
      (to risk weighted assets)     $    9,825       29.4%      $    1,336       4.0%      $    2,004        6.0%

   Tier I Capital
      (to total assets)             $    9,825       18.5%      $    1,591       3.0%      $    2,625        5.0%

   Tangible Capital
      (to total assets)             $    9,825       18.5%      $      795       1.50%     $    2,625        5.0%

   (1) As categorized under the Prompt Corrective Action Provisions.

Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

                                     SFB Bancorp, Inc.



Date:      November 13, 2000         By  /s/ Peter W. Hampton
                                         ---------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)






Date:      November 13, 2000         By  /s/ Bobby Hyatt
                                         ---------------------------------------
                                         Bobby Hyatt
                                         (Finance Officer)