Form 10KSB40
period 2000-12-31
SFB BANCORP INC
filed 2001-03-23
CIK 1035371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                           -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
     to                     .                                 ------------------
        --------------------

                           Commission File No. 0-22587

                                SFB Bancorp, Inc.
               ---------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Tennessee                                                        62-1683732
---------------------------------------------              ---------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
Organization)                                                Identification No.)

632 East Elk Avenue, Elizabethton, Tennessee                       37643
--------------------------------------------               ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (423) 543-1000
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $4,221,000
                                                                    ---------

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 1, 2001 was $5.7 million.

         As of March 30, 2001, there were issued and outstanding 582,995 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2000. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2000. (Part III)

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

Item 1.  Description of Business
--------------------------------

General

         SFB Bancorp, Inc. is a Tennessee corporation organized in March 1997 at the direction of Security Federal Bank (the "Bank" or "Security Federal") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On May 29, 1997, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion. All reference to the Bank and or Security Federal refer collectively to the Company and the Bank, unless the context indicates otherwise.

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

         The following table sets forth certain financial ratios for the Company for the dates indicated.

                                                         At December 31,
                                                     ------------------------
                                                        1999          2000
                                                     ----------   -----------

Return on average assets........................        1.06%          0.91%

Return on average equity........................        4.97%          4.42%

Average equity to average assets................       21.29%         20.57%

Dividend payout.................................       22.54%         22.88%


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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                                                 December 31,
                                                            ----------------------------------------------------
                                                                  1999                          2000
                                                            ----------------------         ---------------------
                                                            Amount         Percent         Amount        Percent
                                                            ------         -------         ------        -------
Type of Loans:
-------------
Real Estate Loans:
  One- to four-family.............................         $29,815           66.75        $30,174          63.25
  Construction....................................           1,397            3.13          1,784           3.74
  Commercial......................................           1,499            3.36          1,707           3.58
  Multi-family residential........................           2,571            5.76          3,217           6.74
  Land............................................           4,280            9.58          4,363           9.15
Commercial business loans.........................             420            0.94          2,009           4.21
Consumer Loans:
  Automobile loans................................           3,608            8.08          3,488           7.31
  Share loans.....................................             433            0.97            217           0.45
  Other...........................................             640            1.43            747           1.57
                                                           -------          ------        -------         ------
     Total loans..................................          44,663          100.00         47,706         100.00
                                                                            ======                        ======
Less:
  Loans in process................................             469                            515
  Deferred loan origination fees and costs........              53                             30
  Allowance for loan losses.......................             352                            347
                                                           -------                        -------
     Total loans, net.............................         $43,789                        $46,814
                                                           =======                        =======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at December 31, 2000. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                            Due        Due after
                                                           within      1 through      Due after
                                                           1 year       5 years        5 years        Total
                                                           ------      --------       --------      --------
                                                                            (In Thousands)

One- to four-family residential................            $   29      $  1,140       $ 29,005      $ 30,174
Construction...................................                75           165          1,544         1,784
Commercial real estate.........................                 -           595          1,112         1,707
Multi-family residential.......................                 -             -          3,217         3,217
Land...........................................             1,410         1,836          1,117         4,363
Commercial business loans......................             1,223           688             98         2,009
Consumer.......................................             1,134         3,197            121         4,452
                                                           ------      --------       --------      --------
     Total Amount Due..........................            $3,871      $  7,621       $ 36,214      $ 47,706
                                                           ======      ========       ========      ========

        The following table sets forth the dollar amount of all loans due after December 31, 2001, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                    Floating or
                                                      Fixed         Adjustable
                                                      Rates           Rates          Total
                                                    ---------       -----------    --------
                                                                 (In Thousands)
One- to four-family residential..........           $ 29,436         $   709       $ 30,145
Construction.............................              1,709               -          1,709
Commercial real estate...................              1,540             167          1,707
Multi-family residential.................              3,129              88          3,217
Land.....................................              2,181             772          2,953
Commercial business loans and
consumer.................................              4,060              44          4,104
                                                    --------         -------       --------
    Total................................           $ 42,055         $ 1,780       $ 43,835
                                                    ========         =======       ========

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

         Loan Commitments. Verbal commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2000, commitments to cover originations of mortgage loans and undisbursed funds for loans-in-process were approximately $420,000 and $515,0000 respectively.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15 and there were no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                                 At December 31,
                                                                 ---------------
                                                                  1999    2000
                                                                  ----    ----
Loans accounted for on a nonaccrual basis:

Real estate loans:

  One- to four-family residential...............................   $168    $142

  Construction .................................................      -       -

  Commercial ...................................................      -       -

  Multi-family residential .....................................      -       -

  Land .........................................................     18      43

Commercial business and consumers ..............................     31      29
                                                                   ----    ----
    Total nonaccrual loans .....................................    217     214

Accruing loans which are contractually past due 90 days or more       -       -
                                                                   ----    ----
    Total nonperforming loans ..................................    217     214

Real estate owned ..............................................      -       -
                                                                   ----    ----
Total nonperforming assets .....................................   $217    $214
                                                                   ====    ====

Nonaccrual and 90 days past due as a percentage of net loans ...   0.50%   0.46%
                                                                   ====    ====
Nonaccrual and 90 days past due as a percentage of total assets    0.41%   0.39%
                                                                   ====    ====
Total nonperforming assets as a percentage of total assets .....   0.41%   0.39%
                                                                   ====    ====


         At December 31, 2000, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2000, the Bank had classified approximately $291,000 of assets as substandard, and $425 of assets as special mention. The Bank did not have any assets classified as doubtful or loss.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2000, the Bank had no foreclosed real estate.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                  At December 31,
                                                                               ---------------------
                                                                                 1999          2000
                                                                                 ----          ----
                                                                               (Dollars in Thousands)
Total loans outstanding ....................................................   $ 44,663     $ 47,706
                                                                               ========     ========

Average loans outstanding                                                      $ 41,566     $ 45,519
                                                                               ========     ========

Allowance at beginning of period ...........................................   $    326     $    352

Provision ..................................................................         36           36

Recoveries .................................................................          -            -

Charge-offs ................................................................        (10)         (41)
                                                                               --------     --------
Allowance at end of period .................................................   $    352     $    347
                                                                               ========     ========

Allowance for loan losses as a percent of total loans outstanding ..........       0.79%        0.73%
                                                                               ========     ========

Net loans charged off as percent of average loans outstanding ..............       0.02%        0.09%
                                                                               ========     ========

Ratio of allowance to nonperforming loans ..................................     162.21%      162.15%
                                                                               ========     ========

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                       At December 31,
                                                    -------------------------------------------------
                                                             1999                         2000
                                                    -------------------------  ----------------------
                                                                Percent of              Percent of
                                                               Loans in Each           Loans in Each
                                                                Category to             Category to
                                                     Amount     Total Loans    Amount   Total Loans
                                                     ------     -----------    ------   -----------
                                                              (Dollars in Thousands)


  One- to four-family residential............          $139        66.75%       $131       63.25%

  Construction...............................            30         3.13          31        3.74

  Commercial.................................            45         3.36          45        3.58

  Multi-family residential...................            36         5.76          35        6.74

  Land.......................................            35         9.58          35        9.15

Commercial business and consumer.............            67        11.42          70       13.54
                                                       ----       ------        ----      ------
     Total allowance for loan losses.........          $352       100.00%       $347      100.00%
                                                       ====       ======        ====      ======

Investment Activities and Mortgage-Backed Securities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investment securities held to maturity in accordance with SFAS No. 115. At December 31, 2000, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits, as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's investment securities available for sale and investment securities held to maturity portfolios at December 31, 2000 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

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

Investment Activities

         Investment Portfolio. The following table sets forth the carrying value of the Company's securities at the dates indicated. At December 31, 2000, the approximate fair value of the Company's securities available for sale was $3,280,000 resulting in a net unrealized loss of $95,000.

                                                                          At December 31,
                                                                        --------------------
                                                                          1999         2000
                                                                        -------      -------
                                                                       (Dollars in Thousands)

U.S. government and agency securities available for sale......          $ 2,091      $ 1,621
U.S. government securities....................................              464          487
Political subdivision notes...................................              553          383
Mortgage-backed securities available for sale.................            2,183        1,659
FHLB Stock....................................................              487          524
                                                                        -------      -------
  Total.......................................................          $ 5,778      $ 4,674
                                                                        =======      =======

The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at December 31, 2000. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                      December 31, 2000
                     --------------------------------------------------------------------------------------------------
                        Less than              1 to             Over 5 to          Over 10              Total
                         1 year              5 years            10 years            years             Securities
                     ---------------   -----------------  -----------------  ----------------- ------------------------
                     Carrying Average  Carrying  Average   Carrying Average  Carrying  Average Carrying           Market
                      Value    Yield    Value     Yield     Value    Yield    Value     Yield   Value    Yield    Value
                      -----    -----    -----     -----     -----    -----    -----     -----   -----    -----    -----
                                                                    (Dollars in Thousands)
U.S. government
  and Agencies
  securities
  Available
  for sale.........  $ 1,123     5.30% $  498       5.72%   $   -        -%   $   -        -%  $1,621     5.43%   $1,621
U.S. government
Securities.........        -        -       -          -        -        -      487      5.91     487     5.91       458
Political
  subdivision
  Notes............       31     4.50     352       5.70        -        -        -         -     383     5.60       383
Mortgage-backed
  Securities
  available
  For sale:
  GNMA.............        -        -       -          -        -        -      343      7.25     343     7.25       343
  FHLMC............        -        -       -          -        -        -       35      7.60      35     7.60        35
  FHLMC Remic......        -        -       -          -        4     5.10       24      5.75      28     5.65        28
  FNMA.............        -        -       -          -        -        -      358      6.89     358     6.89       358
  FNMA Remic.......        -        -       -          -      450     6.45      445      5.23     895     5.84       895

FHLB stock (1).....        -        -       -          -        -               524      7.02     524     7.02       524
                    --------           ------               -----            ------            ------             ------
  Total............ $  1,154     5.28% $  850       5.71%   $ 454     6.44%  $2,216      6.43% $4,674     6.01%   $4,645
                    ========     ====  =======      ====    =====     ====   ======     =====  ======     ====    ======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 2000, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                             Time Deposits
                     Maturity Period                     (Dollars in Thousands)
                     ---------------                     ----------------------
Within three months.................................             $2,079
More than three through six months..................              1,923
More than six through nine months...................              3,527
Over nine months....................................              2,296
                                                                 ------
         Total......................................             $9,825
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

Employees

         At December 31, 2000, the Bank had 20 full-time and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2000, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2000, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2000, the Bank was in compliance with its QTL requirement, with 71.22% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2000, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

                                                           Year Leased
Location                         Leased or Owned           or Acquired
--------                         ---------------           -----------

MAIN OFFICE:
  632 East Elk Avenue                 Owned                   1980
  Elizabethton, Tennessee

BRANCH OFFICES:
  510 Wallace Avenue                  Owned                   1989
  Elizabethton, Tennessee

  588 South Shady Street              Owned                   1999
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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 2000 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.
                  (1) The consolidated balance sheets of SFB Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2000, together with the related notes and the independent auditors' report of Crisp Hughes Evans LLP, independent certified public accountants.

                  (2)      Schedules omitted as they are not applicable.

                  (3) The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:
                   3(i)    Charter of SFB Bancorp, Inc.*
                   3(ii)   Bylaws of SFB Bancorp, Inc.*
                   4       Specimen Stock Certificate*
                  10       Employment Agreement between the Bank and Peter W. Hampton*
                  10.1     1999 Stock Option Plan**
                  10.2     Restricted Stock Plan and Trust Agreement **
                  13       Portions of the 2000 Annual Report to Stockholders
                  21       Subsidiaries of the Registrant (See "Item 1- Description of Business)
                  23       Consent of Crisp Hughes Evans LLP

         (b)      Not applicable.

--------------------
* Incorporated by reference to the registration statement on Form SB-2 (File No. 333-23505) declared effective by the SEC on April 14, 1997.
** Incorporated by reference to the proxy statement for the annual meeting of stockholders on June 1, 1999 and filed with the SEC on April 17, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 23, 2001.

                                    SFB BANCORP, INC.


                                    By:      /s/Peter W. Hampton
                                             -----------------------------------
                                             Peter W. Hampton
                                             President and Director
                                             (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 23, 2001.


/s/Peter W. Hampton                        /s/Donald W. Tetrick
-----------------------------              -----------------------------
Peter W. Hampton                           Donald W. Tetrick
President and Director                     Director
(Principal Executive Officer)


/s/Peter W. Hampton, Jr.                   /s/John R. Crockett, Jr.
-----------------------------              -----------------------------
Peter W. Hampton, Jr.                      John R. Crockett, Jr.
Secretary, Treasurer and Director          Director


/s/Julian T. Caudill, Jr.                  /s/Michael L. McKinney
-----------------------------              -----------------------------
Julian T. Caudill, Jr.                     Michael L. McKinney
Vice President and Director                Director


/s/Bobby Hyatt
-----------------------------
Bobby Hyatt
Vice President and Finance Officer