Form 10QSB
period 2001-03-31
SFB BANCORP INC
filed 2001-05-11
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-22587

                                SFB BANCORP, INC.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Tennessee                                       62-1683732
----------------------------------------------        --------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
           or organization)                               Identification Number)

632 East Elk Avenue, Elizabethton, Tennessee                    37643
----------------------------------------------        --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000
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

As of May 11, 2001, there were 582,995 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                               Yes              X     No
                    ----------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                              Page(s)
-------                                                                                              -------

FINANCIAL INFORMATION
Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 2000 and March 31, 2001.......................3

Consolidated  Statements of  Comprehensive  Income -  (Unaudited)  for the three month period ended March 31, 2000 and 2001..........................................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)............................................5

Consolidated Statements of Cash Flows - (Unaudited) for the three months ended March 31, 2000 and 2001..........................................................................6

Notes to (Unaudited) Consolidated Financial Statements.................................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations...........................................................................9-11

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................12

Item 2.  Changes in Securities..........................................................................12

Item 3.  Defaults Upon Senior Securities................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders............................................12

Item 5.  Other Information..............................................................................12

Item 6.  Exhibits and Reports on Form 8-K...............................................................12

Signatures............................................................................................. 13

                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                                   December 31,  March 31,
                                                                   -----------------------
           Assets                                                       2000        2001
           ------                                                    ---------   ---------
Cash on hand                                                         $    581    $    761
Interest earning deposits                                               1,540       2,948
Investment securities:
   Held to maturity (market value of $841
     in 2000 and $804 in 2001)                                            870         841
    Available for sale                                                  1,621         701
Loans receivable, net                                                  46,814      47,044
Mortgage-backed securities:
     Available for sale                                                 1,659       1,628
Premises and equipment, net                                               957         942
Federal Home Loan Bank stock, at cost                                     524         533
Accrued interest receivable                                               355         282
Other assets                                                               47          81
                                                                     --------    --------
         Total assets                                                $ 54,968    $ 55,761
                                                                     ========    ========
   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                             $ 42,252    $ 43,735
Federal Home Loan Bank advances                                         1,000           -
Advance payments by borrowers for taxes and insurance                     222         358
Accrued expenses and other liabilities                                    128         140
Income taxes:
  Current                                                                  18          79
  Deferred                                                                129         137
                                                                     --------    --------
         Total liabilities                                             43,749      44,449
                                                                     --------    --------
Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
   none outstanding)                                                        -           -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued; 588,595 and 582,995 outstanding at
       December 31, 2001 and March 31, 2001, respectively)                 77          77
   Paid-in capital                                                      7,392       7,396
   Retained earnings, substantially restricted                          6,539       6,646
   Treasury stock at cost (178,405 shares at December 31, 2000 and
    184,005 at March 31, 2001)                                         (2,245)     (2,315)
   Accumulated other comprehensive income                                 (57)        (46)
   Unearned compensation:
     Employee stock ownership plan                                       (348)       (330)
     Restricted stock plan                                               (139)       (116)
                                                                     --------    --------
         Total stockholders' equity                                    11,219      11,312
                                                                     --------    --------
         Total liabilities and stockholders' equity                  $ 54,968    $ 55,761
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

                        SFB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)


                                            For Three Months Ended
                                                   March 31,
                                               ----------------
                                                2000      2001
                                               ------    ------
Interest income:

   Loans                                       $  881    $  954
   Mortgage-backed securities                      31        26
   Investments                                     49        35
   Interest earning deposits                        4        26
                                               ------    ------
         Total interest income                    965     1,041
                                               ------    ------
Interest expense:
   Deposits                                       456       572
   Federal Home Loan Bank Advances                  7         2
                                               ------    ------
         Total interest expense                   463       574
                                               ------    ------
         Net interest income                      502       467

Provision for loan losses                           9         9
                                               ------    ------
         Net interest income after provision
           for loan losses                        493       458
                                               ------    ------
Non-interest income:
   Loan fees and service charges                   51        46
   Other                                            3         4
                                               ------    ------
         Total non-interest income                 54        50
                                               ------    ------
Non-interest expenses:
   Compensation                                   179       168
   Employee benefits                               35        32
   Net occupancy expense                           32        31
   Deposit insurance premiums                       2         2
   Data processing                                 32        34
   Other                                           68        69
                                               ------    ------
         Total non-interest expenses              348       336
                                               ------    ------
         Income  before income taxes              199       172

Income tax expense                                 73        65
                                               ------    ------
         Net income                            $  126    $  107

Other comprehensive (loss) income                 (20)       11
                                               ------    ------
         Comprehensive income                  $  106    $  118
                                               ======    ======
Earnings per share

Basic                                          $  .21    $  .19

Diluted                                        $  .21    $  .19



The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                             Accumulated
                                                                                Other      Unearned Compensation
                                  Common    Paid-In    Retained    Treasury  Comprehensive --------------------
                                  Stock     Capital     Income      Stock       Income     for ESOP    for RSP      Total
                                 --------   --------   --------    --------    --------    --------    --------    --------
Balance at December 31, 1999           77      7,382      6,165      (1,208)        (45)       (419)       (236)     11,716

Net income                              -          -        485           -           -           -           -         485

Other comprehensive income              -          -          -           -         (12)          -           -         (12)

Cash dividends declared
  ($.20 share)                          -          -       (111)          -           -           -           -        (111)

Treasury stock purchased
  (90,822 shares)                       -          -          -      (1,037)          -           -           -      (1,037)

Compensation earned                     -         10          -           -           -          71          97         178
                                 --------   --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 1999           77      7,392      6,539      (2,245)        (57)       (348)       (139)     11,219

Net income                              -          -        107           -           -           -           -         107

Other comprehensive income              -          -          -           -          11           -           -          11

Treasury stock purchased
  (5,600 shares)                        -          -          -         (70)          -           -           -         (70)

Compensation earned                     -          4          -           -           -          18          23          45
                                 --------   --------   --------    --------    --------    --------    --------    --------
Balance at March  31, 2001       $     77   $  7,396   $  6,646    $ (2,315)   $    (46)   $   (330)   $   (116)   $ 11,312
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

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                      2000       2001
                                                                     -------    -------
Operating activities:
   Net income                                                        $   126    $   107
   Adjustments to reconcile net income to net cash  provided
     by operating activities:
     Depreciation                                                         24         23
     Provision for loan losses                                             9          9
     Net increase (decrease) in deferred loan fees                         2         (4)
     Deferred income taxes                                                 -          -
     Accretion of discounts on investment securities, net                 (5)        (8)
     Amortization of premiums on mortgage-backed securities                -          1
     Amortization of unearned compensation                                44         45
     FHLB stock dividends                                                 (8)        (9)
     (Increase) decrease in other assets                                  42        (34)
     (Increase) in accrued interest receivable                            (6)        73
     Increase (decrease) in accrued expenses and other liabilities         5         12
     Increase in current income taxes                                      -         61
                                                                     -------    -------
         Net cash provided by operating activities                       233        276
                                                                     -------    -------
Investing activities:
   Maturities of investment securities held to maturity                   34         35
   Purchase of investment securities available for sale                    -       (700)
   Maturities of investment securities available for sale                  -      1,625
   Principal payments on mortgage-backed securities
     available for sale                                                  181         46
   Net increase in loans                                                (747)      (235)
   Purchase of premises and equipment                                    (24)        (8)
                                                                     -------    -------
         Net cash provided (used) by investing activities               (556)       763
                                                                     -------    -------
Financing activities:
   Net increase (decrease) in deposits                               $   (63)   $ 1,483
   Increase in advance payments by borrowers for
     taxes and insurance                                                 155        136
    Proceeds from FHLB Advances                                          800          -
    Repayment of FHLB Advances                                          (800)    (1,000)
   Treasury stock purchased                                             (459)       (70)
                                                                     -------    -------
         Net cash provided (used) by financing activities               (367)       549
                                                                     -------    -------

         Increase (decrease) in cash and cash equivalents               (690)     1,588

Cash and cash equivalents at beginning of period                       2,162      2,121
                                                                     -------    -------
Cash and cash equivalents at end of period                           $ 1,472    $ 3,709
                                                                     =======    =======
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                        $   465    $   563
     Income taxes                                                          9         15
                                                                     =======    =======
Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes            $   (20)   $    11

The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)


1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended March 31, 2001 is not necessarily indicative of the results which may be expected for the entire year or any other future interim period.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

     Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the March 2001 quarter, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

                                              March 31, 2000     March 31, 2001
                                             ----------------   ----------------
                                             Income    Shares   Income    Shares
                                             ------    ------   ------    ------
Net Income                                    $126               $107
BASIC  EPS
  Income available to common stockholders     $126       611     $107       552
  Per share amount                            $.21               $.19
Effect of Dilutive Securities                 $.00               $.00
DILUTIVE EPS
  Income available to common stockholders     $126       611     $107       552
  Per share amount                            $.21               $.19

3.   Asset Quality
     -------------

     The following table sets forth information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 2000 and March 31, 2001, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                               December 31,         March 31,
                                                   2000                2001
                                                   ----                ----

         Nonaccrual loans                         $ 192              $ 333
         Repossessed real estate                      -                  -
                                                  -----              -----
         Total nonperforming assets               $ 192              $ 333
                                                  =====              =====

         Nonperforming loans to net loans           .41%               .71%
         Nonperforming assets to total assets       .35%               .60%

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the Company refer collectively to the Company and Security Federal Bank (the "Bank"), unless the context indicates otherwise.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 2001

Net Income. Net income decreased $19,000, or 15.1%, for the three months ended March 31, 2001, to $107,000, compared to $126,000 for the three months ended March 31, 2000. The decrease was primarily the result of a decrease in the net interest margin of $35,000, offset by a $12,000 decrease in other non-interest expenses and a decrease of $8,000 in income tax expense for three month period in 2001, as compared 2000. Diluted income per share decreased $.02, from $.21 for the three month ended March 31, 2000, to $.19 for the three months ended March 31, 2001.

Net Interest Income. Net interest income decreased approximately $35,000, or 7.0%, from $502,000 for the three months ended March 31, 2000, to $467,000 for the three months ended March 31, 2001. The decrease in net interest income primarily reflects a increase of approximately $3.0 million in average interest-bearing liabilities, offset by an approximate $2.8 million increase in average interest-earning assets. The interest rate spread decreased from 2.83% for three months ending March 31, 2000, to 2.54% for the three months ending March 31, 2000, while the net interest margin decreased 29 basis points to 3.52% for the three months ended March 31, 2001.

Interest Income. Total interest income increased $76,000, or 7.9%, from $965,000 for the three months ended March 31, 2000, to approximately $1.0 million for the three months ended March 31, 2001. The increase in 2001, as compared to 2000, was attributable to the $2.8 million increase in interest-earning assets, combined with an 18 basis point increase in the average yield on average interest-earning assets. Interest on loans increased $73,000, interest on interest-earning deposits increased $22,000, interest on investments decreased $14,000 and interest on mortgage-backed securities decreased $5,000.

The increase in interest on loans primarily reflects an increase of approximately $2.7 million in the average loans outstanding balance for 2001, as compared to 2000. The average yield on loans increased 17 basis points, from 7.96% in 2000, to 8.13% in 2001. The increase in interest on interest-earning deposits primarily reflects a $1.7 million increase in the average interest-earning deposits balance for 2001, as compared to 2000. The increase in the average interest-earning deposit balance for 2001, as compared to 2000, was the result $970,000 of net investment maturities. The decrease in investment interest reflects the maturity of investment securities which were transferred to interest-earning deposits. Interest on mortgage-backed securities decreased $5,000 as the portfolio continues to mature and principal payments are received. The monies generated by investment maturities and the principal payments from mortgage-backed securities were used to fund loan demand, deposit withdrawals and stock repurchases.

Interest Expense. Interest expense increased $111,000, from $463,000 for the three months ended March 31, 2000, to $574,000 for the three months ended March 31, 2001. The increase for the three months ended March 31, 2001 was primarily the result of a increase of approximately $3.0 million in the average balance of interest-bearing liabilities, combined with a 71 basis point increase in average cost of funds. The increase was primarily due to the continued increase in short-term interest rates during 2000, which forced the Company to reprice its certificate of deposits at much higher rates. Until the higher priced certificate of deposits return to a normal rate pattern, the Company's cost of funds could remain high as compared to prior periods.

Provision for Loan Losses. The provision for loan losses for three month period ended March 31, 2000 and 2001 was $9,000, respectively. Management regularly performs an analysis to quantify the inherent risk of loss in its portfolio. At March 31, 2001 the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at March 31, 2001 was 106.74% and nonperforming loans represented .60% of total consolidated assets.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income amounted to $54,000 and $50,000 for 2000 and 2001, respectively.

Non-Interest Expense. Non-interest expense decreased $12,000, from approximately $348,000 for the three month period ended March 31, 2000, to approximately $336,000 for the three month period in 2001. The decrease was primarily the result of decreased compensation expense of $11,000, which resulted from a reduction in staff.

Income Taxes. Income tax expense for the three months ended March 31, 2001, decreased $8,000, to $65,000, compared to the same period in 2000. The decrease was primarily the result of lower pre-tax income. The effective tax rate for the three months ended March 31, 2000 and 2001, was approximately 37% and 38%, respectively.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2001 there were no material commitments for capital expenditures. Obligations to fund outstanding loan commitments at March 31, 2001 were approximately $1.3 million.

At March 31, 2001 management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 2001, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at March 31, 2001. The Bank had the following capital ratios at March 31, 2001:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of March 31, 2001:

   Total Capital
      (To risk weighted assets)     $   10,472       30.2%      $    2,772       8.0%      $    3,465       10.0%

   Tier I Capital
      (To risk weighted assets)     $   10,116       29.2%      $    1,386       4.0%      $    2,079        6.0%

   Tier I Capital
      (To total assets)             $   10,116       18.4%      $    1,647       3.0%      $    2,745        5.0%

   Tangible Capital
      (To total assets)             $   10,116       18.4%      $      823       1.5%      $    2,745        5.0%


(1)  As categorized under the Prompt Corrective Action Provisions.

Part II.                        OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

                                          SFB Bancorp, Inc.




Date:      May 11, 2001                    By /s/Peter W. Hampton
                                              ----------------------------------
                                                Peter W. Hampton
                                                (President and Chief Executive
                                                Officer)





Date:      May 11, 2001                    By  /s/Bobby Hyatt
                                              ----------------------------------
                                                Bobby Hyatt
                                                (Vice President and Finance
                                                Officer)