Form 10QSB
period 2001-06-30
SFB BANCORP INC
filed 2001-08-06
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                         Commission File Number 0-22587
                                                -------

                                SFB BANCORP, INC.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                      Tennessee                          62-1683732
---------------------------------------------        ----------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
           or organization)                          Identification Number)

632 East Elk Avenue, Elizabethton, Tennessee               37643
--------------------------------------------            ----------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000
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

As of August 2, 2001, there were 582,995 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes              X     No
               ----------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                    Page(s)
-------                                                                                    -------

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 2000 and June 30, 2001............3

Consolidated Statements of Comprehensive Income - (Unaudited) for the three and six month periods ended June 30, 2000 and 2001.......................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)................................5

Consolidated Statements of Cash Flows - (Unaudited) for the six months ended June 30, 2000 and 2001...............................................................6

Notes to (Unaudited) Consolidated Financial Statements.....................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................................................9-13

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................14

Item 2.  Changes in Securities..............................................................14

Item 3.  Defaults Upon Senior Securities....................................................14

Item 4.  Submission of Matters to a Vote of Security Holders................................14

Item 5.  Other Information..................................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................................15

Signatures..................................................................................16


                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                                  December 31,   June 30,
                                                                  ------------  ---------
           Assets                                                     2000         2001
           ------                                                  ---------    ---------
Cash on hand                                                       $     581    $     902
Interest earning deposits                                              1,540        5,545
Investment securities:
   Held to maturity (market value of $841
     in 2000 and $757 in 2001)                                           870          811
    Available for sale                                                 1,621            -
Loans receivable, net                                                 46,814       46,875
Mortgage-backed securities:
     Available for sale                                                1,659        1,521
Premises and equipment, net                                              957          956
Federal Home Loan Bank stock, at cost                                    524          542
Accrued interest receivable                                              355          265
Other assets                                                              47           88
                                                                   ---------    ---------
         Total assets                                              $  54,968    $  57,505
                                                                   =========    =========

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                           $  42,252    $  45,334
Federal Home Loan Bank advances                                        1,000         --
Advance payments by borrowers for taxes and insurance                    222          442
Accrued expenses and other liabilities                                   128          161
Income taxes:
  Current                                                                 18            8
  Deferred                                                               129          141
                                                                   ---------    ---------
         Total liabilities                                            43,749       46,086
                                                                   ---------    ---------
Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
   none outstanding)                                                       -            -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issue 588,595 and 582,995 outstanding at
     December 31, 2001 and June 30, 2001, respectively)                   77           77
   Paid-in capital                                                     7,392        7,400
   Retained earnings, substantially restricted                         6,539        6,702
   Treasury stock at cost (178,405 shares at December 31, 2000
     and 184,005 at June 30, 2001)                                    (2,245)      (2,315)
   Accumulated other comprehensive income                                (57)         (39)
   Unearned compensation:
     Employee stock ownership plan                                      (348)        (313)
     Restricted stock plan                                              (139)         (93)
                                                                   ---------    ---------
         Total stockholders' equity                                   11,219       11,419
                                                                   ---------    ---------
         Total liabilities and stockholders' equity                $  54,968    $  57,505
                                                                   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                For Three Months Ended         For Six Months Ended
                                                       June 30,                      June 30,
                                               --------------------------    -------------------------
                                                   2000          2001           2000          2001
                                               -----------   ------------    ----------    -----------
Interest income:
   Loans                                       $       899    $       960   $     1,780    $     1,914
   Mortgage-backed securities                           25             22            56             48
   Investments                                          50             29            99             64
   Interest earning deposits                             8             36            12             62
                                               -----------    -----------   -----------    -----------
         Total interest income                         982          1,047         1,947          2,088
                                               -----------    -----------   -----------    -----------
Interest expense:
   Deposits                                            488            570           944          1,142
   FHLB Advances                                         8           --              15              2
                                               -----------    -----------   -----------    -----------
         Total interest expense                        496            570           959          1,144
                                               -----------    -----------   -----------    -----------
         Net interest income                           486            477           988            944

Provision for loan losses                                9              9            18             18
                                               -----------    -----------   -----------    -----------
         Net interest income after provision
           for loan losses                             477            468           970            926

Non-interest income:
   Loan fees and service charges                        43             50            94             96
   Other                                                 3              2             6              6
                                               -----------    -----------   -----------    -----------
         Total non-interest income                      46             52           100            102
                                               -----------    -----------   -----------    -----------
Non-interest expenses:
   Compensation                                        157            170           336            338
   Employee benefits                                    29             33            64             65
   Net occupancy expense                                33             31            65             62
   Deposit insurance premiums                            2              2             4              4
   Data processing                                      28             32            60             66
   Other                                                66             70           134            139
                                               -----------    -----------   -----------    -----------
         Total non-interest expenses                   315            338           663            674
                                               -----------    -----------   -----------    -----------
         Income  before income taxes                   208            182           407            354

Income tax expense                                      77             71           150            136
                                               -----------    -----------   -----------    -----------
         Net income                            $       131    $       111   $       257    $       218

Other comprehensive income (loss)                       (1)             7           (21)            18
                                               -----------    -----------   -----------    -----------
         Comprehensive income                  $       130    $      118    $       236    $      236
                                               ===========    ==========    ===========    ==========
Earnings per share
   Basic                                       $       .23    $      .20    $       .43    $      .39
   Diluted                                     $       .23    $      .20    $       .43    $      .39

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                        Accumu
                                                                        lated
                                                                        Other             Unearned
                                                                        Compre-         Compensation
                           Common     Paid-In   Retained    Treasury    hensive     --------------------
                           Stock      Capital    Income      Stock      Income      for ESOP    for RSP      Total
                          --------   --------   --------    --------    --------    --------    --------    --------
Balance at
  December 31, 1999             77      7,382      6,165      (1,208)        (45)       (419)       (236)     11,716

Net income                       -          -        485           -           -           -           -         485

Other comprehensive
  income                         -          -          -           -         (12)          -           -         (12)

Cash dividends
  declared ($.20 share)          -          -       (111)          -           -           -           -        (111)

Treasury stock
  purchased
  (90,822 shares)                -          -          -      (1,037)          -           -           -      (1,037)

Compensation earned              -         10          -           -           -          71          97         178
                          --------   --------   --------    --------    --------    --------    --------    --------

Balance at
  December 31, 2000             77      7,392      6,539      (2,245)        (57)       (348)       (139)     11,219

Net income                       -          -        218           -           -           -           -         218

Other comprehensive
  income                         -          -          -           -          18           -           -          18

Cash dividends
  declared ($.10 share)          -          -        (55)          -           -           -           -         (55)

Treasury stock
  purchased
  (5,600 shares)                 -          -          -         (70)          -           -           -         (70)

Compensation earned              -          8          -           -           -          35          46          89
                          --------   --------   --------    --------    --------    --------    --------    --------
Balance at
  June 30, 2001           $     77   $  7,400   $  6,702    $ (2,315)   $    (39)   $   (313)   $    (93)   $ 11,419
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

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                  -------------------
                                                                                     2000       2001
                                                                                   -------    -------
Operating activities:
   Net income                                                                      $   257    $   218
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                       47         45
     Provision for loan losses                                                          18         18
     Decrease in reserve for uncollected interest                                        -          -
     Net increase (decrease) in deferred loan fees                                       4        (16)
     Accretion of discounts on investment securities, net                              (13)       (14)
     Amortization of premiums on mortgage-backed securities                              5          3
     Amortization of unearned compensation                                              88         89
     FHLB stock dividends                                                              (17)       (18)
     (Increase) decrease in other assets                                                25        (41)
     (Increase) decrease in accrued interest receivable                                (28)        90
     Increase in accrued expenses and other liabilities                                 18         33
     Increase in current income taxes                                                   47        (10)
                                                                                   -------    -------
         Net cash provided by operating activities                                     451        397
                                                                                   -------    -------
Investing activities:
   Purchase of investment securities held to maturity                                    -          -
   Maturities of investment securities held to maturity                                 69         72
   Purchase of investment securities available for sale                                  -       (700)
   Maturities of investment securities available for sale                                -      2,325
   Principal payments on mortgage-backed securities
     available for sale                                                                326        162
   Net increase in loans                                                            (1,676)       (63)
   Purchase of premises and equipment                                                  (21)       (44)
                                                                                   -------    -------
         Net cash (used) provided by investing activities                           (1,302)     1,752
                                                                                   -------    -------
Financing activities:
   Net increase in deposits                                                            228      3,082
   Increase in advance payments by borrowers for taxes
     and insurance                                                                     254        220
   Federal Home Loan Bank Advances                                                     100          -
   Repayment of Federal Home Loan Bank Advances                                          -     (1,000)
   Treasury stock purchased                                                           (877)       (70)
   Payment of cash dividend                                                            (56)       (55)
                                                                                   -------    -------
         Net cash (used) provided by financing activities                             (351)     2,177
                                                                                   -------    -------
         (Decrease) increase in cash and cash equivalents                           (1,202)     4,326

Cash and cash equivalents at beginning of period                                     2,162      2,121
                                                                                   -------    -------

Cash and cash equivalents at end of period                                         $   960    $ 6,447
                                                                                   =======    =======

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
     Interest                                                                      $   954    $ 1,136
     Income taxes                                                                       29        145
                                                                                   =======    =======

Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                          $   (21)   $    18

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

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the six month period ended June 30, 2001 is not necessarily indicative of the results which may be expected for the entire year or any other future interim period.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

     Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the three and six months ending June 30, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                Three months ended,
                                                ---------------------------------------------------
                                                      June 30, 2000               June 30, 2001
                                                --------------------------- -----------------------
                                                   Income        Shares        Income        Shares
                                                   ------        ------        ------        ------
Net Income                                          $131                        $111
BASIC  EPS
  Income available to common stockholders           $131           578          $111            551
  Per share amount                                  $.23                        $.20
Effect of Dilutive Securities                       $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders           $131           578          $111            551
  Per share amount                                  $.23                        $.20

                                                                  Six months ended,
                                                ---------------------------------------------------
                                                      June 30, 2000               June 30, 2001
                                                --------------------------- -----------------------
                                                   Income        Shares        Income        Shares
                                                   ------        ------        ------        ------
Net Income                                          $257                        $218
BASIC  EPS
  Income available to common stockholders           $257           594          $218            551
  Per share amount                                  $.43                        $.39
Effect of Dilutive Securities                       $.00                        $.00
DILUTIVE EPS
  Income available to common stockholders           $257           594          $218            551
  Per share amount                                  $.43                        $.39

3.   Asset Quality
     -------------

     The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 2000 and June 30, 2001, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                 December 31,   June 30,
                                                     2000         2001
                                                     ----         ----
                                                   (Dollars in Thousands)

         Nonaccrual loans                           $ 192         $ 177
         Repossessed real estate                        -             -
                                                    -----         -----
         Total nonperforming assets                 $ 192         $ 177
                                                    =====         =====

         Nonperforming loans to net loans            0.41%         0.38%
         Nonperforming assets to total assets        0.35%         0.31%

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

Comparison of Financial Condition

The Company's total consolidated assets increased by approximately $2.5 million, or 4.6% from $55.0 million at December 31, 2000, to $57.5 million at June 30, 2001. The increase in assets for 2001 was primarily due to an approximate $4.3 million increase in cash and interest-earning assets. Deposits increased to $45.3 million at June 30, 2001. The $3.1 million increase in deposits primarily reflects a $2.4 million increase in certificate of deposits balance.

Total cash and interest-earning deposits increased approximately $4.3 million to $6.5 million at June 30, 2001. The increase in cash and interest-earning deposits reflects the $3.1 million increase in deposits and a $1.6 million decrease in investment securities. The Company anticipates utilizing the cash and interest-earning deposit balances to fund future loan demand.

Comparison of Results of Operations for the Three and Six Months Ending June 30, 2000 and 2001

Net Income. Net income for the three months ending June 30, 2001, decreased $20,000, or 15.3%, from $131,000 in 2000, to $111,000 in 2001. Net income decreased $39,000, or 15.2%, to $218,000 for the six months ending June 30, 2001, from $257,000 in 2000. The decline in net income for the three and six months ended June 30, 2001 as compared to the same periods in 2000, reflect the decline in net interest income and the increase in non-interest expenses. For the current three and six month periods, net interest income continued to be squeezed due to the continued effect of the higher short-term interest rates paid on certificates of deposits during the 2000 period. The increase in non-interest expenses for the current three and six month periods reflected normal operating expense increases and the increase in compensation expense for the current three month period.

Net Interest Income. Net interest income decreased $9,000, from $486,000 for the three months ending June 30, 2000, to $477,000 for the three months ending June 30, 2001. Net interest income decreased $44,000, from $988,000 for the six months ending June 30, 2000, to $944,000 for the six months ending June 30, 2001. The decrease in net interest income for the three month period in 2001, primarily reflects a 31 basis point decrease in the interest rate spread in 2001 to 2.56%, as compared to the same period in 2000. The net interest margin decreased 32 basis points from 3.81% in 2000, to 3.49% in 2001. The overall decrease in net interest income for the six months ending June 30, 2001, primarily reflects a 36 basis point decrease in the net interest spread in 2001 to 2.55%, combined with a net decrease in average interest-earning assets over average interest-bearing liabilities of approximately $510,000, as compared to the same period in 2000. The net interest margin decreased 39 basis points to 3.51% for the six months ending June 30, 2001, compared to 2000.

Interest Income. Interest income increased $65,000, from $982,000 for the three months ending June 30, 2000, to approximately $1.1 million for the three months ending June 30, 2001. The increase was attributable to an increase in average interest-earning assets of approximately $3.8 million, from $51.0 million at June 30, 2000, to $54.8 million at June 30, 2001, offset by a decrease in the average yield on interest-earning assets of 6 basis points, from 7.70% for the three months ending June 30, 2000, to 7.64% for the three months ending June 30, 2001. Interest income increased $141,000, or 7.2%, to approximately $2.1 million for the six months ending June 30, 2001, as compared to the same period in 2000. The increase was primarily attributable to a increase average interest-earning assets of approximately $3.3 million, from $50.7 million at June 30, 2000, to $54.0 million at June 30, 2001, and a increase in the average yield on interest-earning assets of 5 basis points, from 7.69% for the three months ending June 30, 2000, to 7.74% for the three months ending June 30, 2001.

Interest on loans increased $61,000 for the three months ending June 30, 2001, as compared to the same period in 2000, and $134,000 for the six months ending June 30, 2001, as compared to the same period in 2000. The increase in interest on loans for the three months ending June 30, 2001, primarily reflects an increase of approximately $1.9 million in the average loans outstanding balance for 2001, compared to 2000, combined with a 17 basis point increase in the average yield on loans from 7.97% in 2000, to 8.14% in 2001. The increase in interest on loans for the six months ending June 30, 2001, primarily reflects an increase of approximately $2.3 million in the average loans outstanding balance for 2001, compared to 2000, combined with a 18 basis point increase in the average yield on loans from 7.96% in 2000, to 8.14% in 2001.

Interest on investment securities decreased $21,000 for the three months ending June 30, 2001, as compared to the same period in 2000, and $35,000 for the six months ending June 30, 2001, as compared to the same period in 2000. The decrease in interest on investments for the three months ending June 30, 2001, primarily reflects a decrease of approximately $1.8 million in the average investment balance for 2001, compared to 2000, offset by a 75 basis point increase in the average yield on investments from 5.28% in 2000, to 6.03% in 2001. The decrease in interest on investments for the six months ending June 30, 2001, primarily reflects a decrease of approximately $1.5 million in the average investment balance for 2001, compared to 2000, offset by a 54 basis point increase in the average yield on investments from 5.28% in 2000, to 5.82% in 2001.

Interest on interest-earning deposits increased $28,000 for the three months ending June 30, 2001, as compared to the same period in 2000, and $50,000 for the six months ending June 30, 2001, as compared to the same period in 2000. The increase in interest on interest-earning deposits for the three months ending June 30, 2001, primarily reflects an increase in the average balance of interest-earning deposits of $3.9 million for 2001, compared to 2000. The increase in interest on interest-earning deposits for the six months ending June 30, 2000, primarily reflects a increase in the average balance of interest-earning deposits of $2.8 million for 2001, compared to 2000.

Interest on mortgage-backed securities decreased $3,000 for the three months ending June 30, 2001, as compared to the same period in 2000, and $8,000 for the six months ending June 30, 2001, as compared to the same period in 2000, as the portfolio continued to pay down principal and those funds were invested in other earning assets.

Interest Expense. Interest expense increased $74,000, from $496,000 for the three months ending June 30, 2000, to $570,000 for the three months ending June 30, 2001. Interest expense increased $185,000, from $959,000 for the six months ending June 30, 2000, to approximately $1.1 million for the six months ending June 30, 2001. The increase for the three months ending June 30, 2001, compared to 2000, was primarily the result of an approximate $3.7 million increase in average balance of interest-bearing liabilities, combined with a 26 basis point increase in the average cost of funds in 2001 to 5.09%. The increase in average balance of interest-bearing liabilities for the three months ending June 30, 2001, as compared to 2000, was primarily due to a $3.6 million increase in the average balance of certificate of deposits, from approximately $31.3 million in 2000, to $34.9 million in the 2001 quarter. The increase for the six months ending June 30, 2001, compared to 2000, was primarily the result of an approximate $3.8 million increase in average balance of interest-bearing liabilities combined with a 42 basis point increase in the average cost of funds in 2001 to 5.19%. The increase in average balance of interest-bearing liabilities for the six months ending June 30, 2001, as compared to 2000, was primarily due to a $3.5 million increase in the average balance of certificate of deposits, from approximately $31.9 million in 2000, to $34.4 million in the 2001 quarter.

The increase in interest expense for both the three and six month periods in 2001, compared to 2000, reflects the increase in short-term interest rates during 2000, which forced the Company to reprice its certificate of deposits at much higher rates. In the first half of 2001 the Federal Reserve began a rate reduction cycle. Until the higher priced certificate of deposits are repriced at lower rates, the Company's cost of funds could remain high as compared to prior periods. If the Federal Reserve continues to reduce short term interest rates as currently predicted, the Company does not expect their interest rate margins to significantly increase in future quarters of 2001.

Provision for Loan Losses. The provision for loan losses was $9,000 three month period ending June 30, 2000 and 2001, respectively. The provision for loan losses was $18,000 for the six month period ending June 30, 2000 and 2001, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At June 30, 2001, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss
to  non-performing   loans  at  June  30,  2001,
was approximately 205%, and nonperforming assets represented 0.31% of total consolidated assets. Nonperforming assets were $177,000 at June 30, 2001, compared to $192,000 at December 31, 2000. Management is not aware of any trends or events inherent to its loan portfolio that have not been provided for in its loan loss allowance. However, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. The income is produced by fees on new loan production and service fees on other products and services. Total non-interest income amounted to $52,000 and $102,000 for the three and six months ending June 30, 2001, respectively, and $46,000 and $100,000 for the three and six months ending June 30, 2000, respectively.

Non-Interest Expense. For the three and six month periods ended June 30, 2001 non-interest expense increased $23,000 and $11,000, respectively, as compared to the same period in 2000. For the three months ended June 30, 2001, the increase was primarily the result of a $13,000 increase in compensation expense. The increase in compensation expense for the three months ended June 30, 2001, compared to 2000, was attributable to the payment of dividend equivalency rights ("DER") on outstanding stock options. DERs are required to be paid within thirty
(30) days of the payment of cash dividends on Company stock. Generally, DER payments are made in July, however, those payments were made in June 2001.

Income Taxes. Income tax expense for the three months ending June 30, 2001, was $71,000, compared to $77,000 for the same period in 2000. Income tax expense for the six months ending June 30, 2001, was $136,000, compared to $150,000 for the same period in 2000. The decrease for the three and six month periods was principally the result of lower pre-tax income. The effective tax rate for both the three and six months in 2001 was approximately 39%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at June 30, 2001 were approximately $645,000.

At June 30, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at June 30, 2001, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at June 30, 2001. The Bank had the following capital ratios at June 30, 2001:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of June 30, 2001:

   Total Capital
      (To risk weighted assets)     $   10,634       30.5%      $    2,786       8.0%      $    3,482       10.0%

   Tier I Capital
      (To risk weighted assets)     $   10,271       29.5%      $    1,393       4.0%      $    2,089        6.0%

   Tier I Capital
      (To total assets)             $   10,271       18.1%      $    1,700       3.0%      $    2,834        5.0%

   Tangible Capital
      (To total assets)             $   10,271       18.1%      $      850       1.50%     $    2,834        5.0%

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

            None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company ("Meeting") was held on May 17, 2001. The results of the vote on the matters presented at the Meeting were as follows:

          1. The following individuals were elected as directors, each for a three-year term:

                                                 Vote For         Vote Withheld
                                                 --------         -------------

               John R. Crockett, Jr.              457,469             42,000

               Julian T. Caudill                  457,469             42,000

          2. Ratification of the appointment of Crisp Hughes Evans LLP as the Company's independent audit firm was approved by stockholders by the following vote

               For 451,169;    Against 42,000;    Abstain 6,300

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



Date:    August 6, 2001            By: /s/ Peter W. Hampton
         --------------                -----------------------------------------
                                       Peter W. Hampton
                                       (President and Chief Executive Officer)





Date:   August 6, 2001             By: /s/ Bobby Hyatt
        --------------                 -----------------------------------------
                                       Bobby Hyatt
                                       (Vice President and Finance
                                        Officer)