Form 10QSB
period 2001-09-30
SFB BANCORP INC
filed 2001-10-25
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-22587
                                                -------

                                SFB BANCORP, INC.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                      Tennessee                              62-1683732
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
           or organization)                             Identification Number)

          632 East Elk Avenue, Elizabethton, Tennessee          37643
------------------------------------------------------        ----------
            (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (423) 543-1000
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

As of October 25, 2001, there were 582,995 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                                   Yes              X     No
                        ----------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index


PART I.                                                                                                             Page(s)
-------                                                                                                             -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 2000 and September 30, 2001..................................3

Consolidated  Statements of Comprehensive Income - (Unaudited) for the three and nine month periods ended September 30, 2000 and 2001...............................................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)...........................................................5

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended September 30, 2000 and 2001.....................................................................................6

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

Item 3.  Defaults Upon Senior Securities...............................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................14

Item 5.  Other Information.............................................................................................14

Item 6.  Exhibits and Reports on Form 8-K..............................................................................14

Signatures ............................................................................................................15


                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                                   December 31,  September 30,
                                                                  -------------  -------------
           Assets                                                      2000         2001
           ------                                                      ----         ----
Cash on hand                                                       $     581    $     715
Interest earning deposits                                              1,540        6,013
Investment securities:
   Held to maturity (market value of $841
     in 2000 and $729 in 2001)                                           870          749
    Available for sale                                                 1,621            -
Loans receivable, net                                                 46,814       46,075
Mortgage-backed securities:
     Available for sale                                                1,659        1,485
Premises and equipment, net                                              957          958
Federal Home Loan Bank stock, at cost                                    524          552
Accrued interest receivable                                              355          264
Other assets                                                              47           99
                                                                   ---------    ---------
         Total assets                                              $  54,968    $  56,910
                                                                   =========    =========

   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits                                                           $  42,252    $  44,340
Federal Home Loan Bank advances                                        1,000            -
Advance payments by borrowers for taxes and insurance                    222          527
Accrued expenses and other liabilities                                   128          186
Income taxes:
  Current                                                                 18           79
  Deferred                                                               129          161
                                                                   ---------    ---------
         Total liabilities                                            43,749       45,293
                                                                   ---------    ---------

Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
   none outstanding)                                                       -            -
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issue 588,595 and 582,995 outstanding at
     December 31, 2000 and September 30, 2001, respectively)              77           77
   Paid-in capital                                                     7,392        7,404
   Retained earnings, substantially restricted                         6,539        6,825
   Treasury stock at cost (178,405 shares at December 31, 2000
     and 184,005 at September 30, 2001)                               (2,245)      (2,315)
   Accumulated other comprehensive income                                (57)          (9)
   Unearned compensation:
     Employee stock ownership plan                                      (348)        (296)
     Restricted stock plan                                              (139)         (69)
                                                                   ---------    ---------
         Total stockholders' equity                                   11,219       11,617
                                                                   ---------    ---------
         Total liabilities and stockholders' equity                $  54,968    $  56,910
                                                                   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                      For Three Months Ended             For Nine Months Ended
                                                           September 30,                     September 30,
                                                   ------------------------------    -------------------------------
                                                          2000           2001               2000            2001
                                                          ----           ----               ----            ----
Interest income:
   Loans                                             $        946    $       965       $      2,726     $     2,879
   Mortgage-backed securities                                  27             20                 83              68
   Investments                                                 49             19                148              83
   Interest earning deposits                                    8             45                 20             107
                                                     ------------    -----------       ------------    ------------
         Total interest income                              1,030          1,049              2,977           3,137
                                                     ------------    -----------       ------------    ------------

Interest expense:
   Deposits                                                   529            540              1,473           1,683
   FHLB Advances                                                4              -                 19               1
                                                     ------------    -----------       ------------    ------------
         Total interest expense                               533            540              1,492           1,684
                                                     ------------    -----------       ------------    ------------
         Net interest income                                  497            509              1,485           1,453

Provision for loan losses                                       9              9                 27              27
                                                     ------------    -----------       ------------    ------------
         Net interest income after provision
           for loan losses                                    488            500              1,458           1,426

Non-interest income:
   Loan fees and service charges                               42             51                136             147
   Other                                                        7              1                 13               7
                                                     ------------    -----------       ------------    ------------
         Total non-interest income                             49             52                149             154
                                                     ------------    -----------       ------------    ------------

Non-interest expenses:
   Compensation                                               183            177                519             515
   Employee benefits                                           31             33                 95              98
   Net occupancy expense                                       29             37                 94              99
   Deposit insurance premiums                                   2              2                  6               6
   Data processing                                             31             32                 91              98
   Other                                                       69             72                203             211
                                                     ------------    -----------       ------------    ------------
         Total non-interest expenses                          345            353              1,008           1,027
                                                     ------------    -----------       ------------    ------------

         Income  before income taxes                          192            199                599             553

Income tax expense                                             71             76                221             212
                                                     ------------    -----------       ------------    ------------

         Net income                                           121            123                378             341

Other comprehensive income (loss)                              10             30                (11)             48
                                                     ------------    -----------       -------------   ------------

         Comprehensive income                        $        131    $       153       $        367    $        389
                                                     ============    ===========       ============    ============
Earnings per share
   Basic                                             $        .22    $       .22       $        .65    $        .62
   Diluted                                           $        .22    $       .22       $        .65    $        .62

                   The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                                        Accumulated
                                                                                           Other
                                                                                           Compre-    Unearned Compensation
                                                Common   Paid-In     Retained   Treasury   hensive    ---------------------
                                                Stock    Capital     Earnings     Stock    Income      for ESOP   for RSP     Total
                                                -----    -------     --------     -----    ------      --------   -------     -----

Balance at December 31, 1999                $      77  $   7,382  $   6,165   $  (1,208)   $  (45)     $  (419)   $ (236)  $ 11,716

Net income                                          -          -        485           -         -            -         -        485

Other comprehensive income                          -          -          -           -       (12)           -         -        (12)

Cash dividends declared ($.20  a share)             -          -       (111)          -         -            -         -       (111)

Treasury stock purchased (90,822 shares)            -          -          -      (1,037)        -            -         -     (1,037)

Compensation earned                                 -         10          -           -         -           71        97        178
                                            ---------  ---------  ---------   ---------    ------    ---------  --------   --------

Balance at December 31, 2000                       77      7,392      6,539      (2,245)      (57)        (348)     (139)    11,219

Net income                                          -          -        341           -         -            -         -        341

Other comprehensive income                          -          -          -           -        48            -         -         48

Cash dividends declared ($.10  a share)             -          -        (55)          -         -            -         -        (55)

Treasury stock purchased (5,600 shares)             -          -          -         (70)        -            -         -        (70)

Compensation earned                                 -         12          -           -         -           52        70        134
                                            ---------  ---------  ---------   ---------    ------    ---------  --------   --------

Balance at September 30, 2001               $      77  $   7,404  $   6,825   $  (2,315)   $   (9)   $    (296)      (69)  $ 11,617
                                            =========  =========  =========   =========    ======    =========  ========   ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     ------------------
                                                                        2000       2001
                                                                     -------    -------
Operating activities:
   Net income                                                        $   378    $   341
   Adjustments to reconcile net income  to net cash  provided by
     Operating activities:
     Depreciation                                                         69         71
     Provision for loan losses                                            27         27
     Increase (decrease) in reserve for uncollected interest              (1)         -

     Net increase (decrease) in deferred loan fees                       (15)       (19)
     Accretion of discounts on investment securities, net                (19)       (20)
     Amortization of premiums on mortgage-backed securities                7          4
     Amortization of unearned compensation                               134        134
     FHLB stock dividends                                                (27)       (28)
     (Increase) decrease in other assets                                  53        (52)
     (Increase) decrease in accrued interest receivable                  (43)        91
     Increase (decrease) in accrued expenses and other liabilities        50         58
     Increase (decrease) in current income taxes                          39         61
                                                                     -------    -------
         Net cash provided by operating activities                       652        668
                                                                     -------    -------
Investing activities:

   Maturities of investment securities held to maturity                  136        140
   Purchase of investment securities available for sale                    -       (700)
   Maturities of investment securities available for sale                  -      2,325
   Principal payments on mortgage-backed securities
      Available for sale                                                 400        248
   Net increase (decrease) in loans                                   (2,225)       730
   Purchase of premises and equipment                                    (27)       (72)
                                                                     -------    -------
         Net cash (used) provided by investing activities             (1,716)     2,671
                                                                     -------    -------
Financing activities:
   Net increase (decrease) in deposits                                 1,478      2,088
    Repayment of FHLB Advances                                          (500)    (1,000)
   Increase in advance payments by borrowers for taxes
     and insurance                                                       358        305
   Treasury stock purchased                                           (1,013)       (70)
   Payment of cash dividend                                              (56)       (55)
                                                                     -------    -------
         Net cash provided by financing activities                       267      1,268
                                                                     -------    -------

         (Decrease) increase in cash and cash equivalents               (797)     4,607

Cash and cash equivalents at beginning of period                       2,162      2,121
                                                                     -------    -------

Cash and cash equivalents at end of period                           $ 1,365    $ 6,728
                                                                     =======    =======
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest                                                        $ 1,486    $ 1,671
     Income taxes                                                        130        152
                                                                     =======    =======
Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                (11)        48
   Loan charge off's                                                       7          -

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

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)

1.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with U. S. generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the nine month period ended September 30, 2001 is not necessarily indicative of the results which may be expected for the entire year or any other future interim period.

     It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.   Earnings Per Share
     ------------------

     Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the three and nine months ending September 30, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                 Three months ended,
                                                -------------------------------------------------------
                                                    September 30, 2000          September 30, 2001
                                                --------------------------- ---------------------------
                                                      Income         Shares        Income        Shares
                                                      ------         ------        ------        ------
Net Income                                              $121                        $123
BASIC  EPS
  Income available to common stockholders               $121           556          $123            552
  Per share amount                                      $.22                        $.22
Effect of Dilutive Securities                           $.00                        $.00
DILUTED EPS
  Income available to common stockholders               $121           556          $123            552
  Per share amount                                      $.22                        $.22

                                                                   Nine months ended,
                                                -------------------------------------------------------
                                                    September 30, 2000          September 30, 2001
                                                --------------------------- ---------------------------
                                                      Income         Shares        Income        Shares
                                                      ------         ------        ------        ------
Net Income                                              $378                        $341
BASIC  EPS
  Income available to common stockholders               $378           582          $341            552
  Per share amount                                      $.65                        $.62
Effect of Dilutive Securities                           $.00                        $.00
DILUTED EPS
  Income available to common stockholders               $378           582          $341            552
  Per share amount                                      $.65                        $.62


3.   Asset Quality
     -------------

     The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 2000 and September 30, 2001, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                            December 31,    September 30,
                                                2000           2001
                                                ----           ----

                                              (Dollars in Thousands)

       Nonaccrual loans                       $   192         $   246
       Repossessed real estate                      -               -
                                              -------         -------
       Total nonperforming assets             $   192         $   246
                                              =======         =======

       Nonperforming loans to net loans          0.41%           0.53%
       Nonperforming assets to total assets      0.35%           0.43%

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risk associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions.

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include SFB Bancorp, Inc. and/or the Bank as appropriate.

Comparison of Financial Condition

The Company's total assets increased by approximately $1.9 million, or 3.5% from approximately $55.0 million at December 31, 2000, to $56.9 million at September 30, 2001. The increase in assets for 2001 was primarily due to an approximate $4.6 million increase in cash and interest-earning assets, offset by a reduction in loans outstanding of approximately $739,000 and other assets.

Total cash and interest-earning deposits increased approximately $4.6 million to $6.7 million at September 30, 2001. The increase in cash and interest-earning deposits resulted primarily from the $2.0 million increase in deposits and a $1.6 million decrease in investment securities. As investment securities have matured, these funds have not been re-invested in other securities. The Company anticipates utilizing this increase in the cash and interest-earning deposit balances to fund future loan demand.

Total liabilities increased by approximately $1.5 million from $43.7 million at December 31, 2000, to $45.0 million at September 30, 2001. The increase in liabilities at September 30, 2001 was primarily the result of a $2.0 million increase in deposits, offset by a reduction in other liabilities. The $2.0 million increase in deposits was primarily comprised of certificate of deposits

Comparison of Results of Operations for the Three and Nine Months Ending September 30, 2000 and 2001

Net Income. Net income for the three months ending September 30, 2001 increased $2,000, or 1.7%, from $121,000 in 2000, to $123,000 in 2001. Net income decreased $37,000, or 9.8%, to $341,000 for the nine months ending September 30, 2001, from $378,000 in 2000. The decline in net income for the nine months ending September 30, 2001, as compared to the same period in

2000, was primarily the result of a decline in net interest income and an increase in non-interest expenses. For the current nine month period ended September 30, 2001, net interest income continued to be affected by the higher short-term interest rates paid on certificates of deposits during 2000.

Net Interest Income. Net interest income increased $12,000, from approximately $497,000 for the three months ending September 30, 2000, to $509,000 for the three months ending September 30, 2001. Net interest income decreased $32,000 for the nine months ending September 30, 2001. The increase in net interest income for the three months ending September 30, 2001, as compared to the same period in 2000, primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities of approximately $233,000, offset by a 7 basis point decrease in the interest rate spread. The interest rate spread for the period decreased to 2.77%. The net interest margin decreased 15 basis points to 3.69% for the three months ending September 30, 2001, from 3.84% for the three months ending September 30, 2000. The overall decrease in net interest income for the nine months ending September 30, 2001, primarily reflects a 30 basis point decrease in the interest rate spread from 2.92% for the nine months ending September 30, 2000, to 2.62% in 2001. The net interest margin decreased 31 basis points to 3.57% for the nine months ending September 30, 2001, from 3.88% for the nine months ending September 30, 2000.

Interest Income. Interest income increased $19,000 for the three months ending September 30, 2001. The increase was attributable to a increase in average interest-earning assets of approximately $3.4 million from $51.7 million at September 30, 2000, to $55.1 million at September 30, 2001, offset by a decrease in the average yield on interest-earning assets of 35 basis points, from 7.97% for the three months ending September 30, 2000, to 7.62% for the same period in 2001. Interest income increased $160,000 for the nine months ending September 30, 2001. The increase was attributable to a increase in average interest-earning assets of approximately $3.3 million, from $51.0 million at September 30, 2000, to $54.3 million at September 30, 2001, offset by a decrease in the average yield on interest-earning assets of 8 basis points, from 7.78% for the nine months ending September 30, 2000, to 7.70% for the same period in 2001.

Interest on loans increased $19,000 for the three months ending September 30, 2001 and $153,000 for the nine months ending September 30, 2001, as compared to the same periods in 2000. The increase for the three months ending September 30, 2001 primarily reflects a $685,000 increase in average loans outstanding, and a increase in the average yield on average loans outstanding of 5 basis points, from 8.25% for the three months ending September 30, 2000, to 8.30% for the same period in 2001. The increase for the nine months ending September 30, 2001 primarily reflects a $1.8 million increase in average loans outstanding, and a increase in the average yield on average loans outstanding of 13 basis points, from 8.06% for the nine months ending September 30, 2000, to 8.19% for the same period in 2001.

Interest on investment securities decreased $30,000 for the three months ending September 30, 2001 and decreased $65,000 for the nine months ending September 30, 2001, as compared to the same periods in 2000. The decreases are the result of the reduction in funds invested in securities. Investments for the three months ending September 30, 2001 reflected a decrease of approximately $2.3 million in the average investment balance as compared to 2000. The average yield on these investments also decreased 35 basis points, from 5.28% in 2000, to 4.93% in 2001. Investments for the nine months ending September 30, 2001 reflected a decrease of approximately $1.8 million in the average investment balance as compared to 2000. The average yield on investments for the nine months ending September 30, 2001 was 5.64%, compared to 5.28% in 2000.

Interest on interest-earning deposits increased $37,000 for the three months ending September 30, 2001 and $87,000 for the nine months ending September 30, 2001, as compared to the same periods in 2000. These increases in interest on interest-earning deposits for three and nine months ending September 30, 2001, compared to 2000, primarily reflect an increase of approximately $5.2 million and $3.6 million, respectively, in the average balance of interest-earning deposits.

Interest on mortgage-backed securities decreased $7,000 for the three months ending September 30, 2001 and $15,000 for the nine months ending September 30, 2001, as compared to the same periods in 2000, as the portfolio continued to pay down principal and those funds were invested in other earning assets.

Interest Expense. Interest expense increased $7,000, from $533,000 for the three months ending September 30, 2000, to $540,000 for the three months ending September 30, 2001. Interest expense increased $192,000, from approximately $1.5 million for the nine months ending September 30, 2000, to $1.7 million for the nine months ending September 30, 2001. The increase for the three months ending September 30, 2001, as compared to the three months in 2000, was primarily the result of an increase of approximately $3.2 million in the average balance of interest-bearing liabilities, offset by a 29 basis point decrease in the average cost of funds. The increase for the nine months ending September 30, 2001, was primarily the result of a 22 basis point increase in the average cost of funds, combined with an approximate $3.3 million increase in the average balance of interest-bearing liabilities for the nine months ending September 30, 2001, compared to 2000. Interest rates on certificate of deposits began to reprice at lower rates during three months ending September 20, 2001, as compared to the same period in 2000. The average rate paid on certificate of deposits decreased 22 basis points to 5.66% during the three months ending September 30, 2001, compared to 2000. The average rate paid on certificate of deposits increased 31 basis points to 5.87% during the nine months ending September 30, 2001, compared to 2000. The cost of funds for certificates of deposit are affected by the interest rate environment at the time those certificate accounts are opened or reprice.

Provision for Loan Losses. The provision for loan losses was $9,000 for the three months ending September 30, 2001 and 2000, respectively. The provision for loan losses was $27,000 for the nine months ending September 30, 2001 and 2000, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At September 30, 2001, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at September 30, 2001, was 151%, and nonperforming assets represented 0.43% of total consolidated assets. Nonperforming assets were $246,000 at September 30, 2001, compared to $192,000 at December 31, 2000. Management is not aware of any trends or events inherent to its loan portfolio that has not been provided for in its loan loss allowance. There, however, can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. The income is produced by certain fees on new loan production and service fees on other products and services. Total non-interest income amounted to $52,000 and $154,000 for the three and nine months ending September 30, 2001, respectively.

Non-Interest Expense. For the three and nine month periods ending September 30, 2001, non-interest expense increased $8,000 and $19,000, respectively, as compared to the same periods in 2000. For the nine months ending September 30, 2001, the increase was primarily the result of a combined increase in data processing and other expenses. The increase in data processing expenses for the nine months ending September 30, 2001, compared to 2000, was mainly attributable to expenses associated with increased transaction volumes, data communications expenses, and the new teller operating system. The increase in other expenses for the nine months in 2001, compared to 2000, was mainly attributable to higher general operating expenses and those expenses associated with being a public company.

Income Taxes. Income tax expense for the three months ending September 30, 2000 was $71,000, compared to $76,000 for the same period in 2001. Income tax expense for the nine months ending September 30, 2000 was $221,000 compared to $212,000 for the same period in 2001. The effective tax rate for both the three and nine months in 2001 and 2000 was approximately 38%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at September 30, 2001 were approximately $382,000.

At September 30, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at September 30, 2001, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

The Bank exceeded all of its capital requirements at September 30, 2001. The Bank had the following capital ratios at September 30, 2001:

                                                                     For Capital               Categorized as
                                            Actual                Adequacy Purposes         "Well Capitalized"(1)
                                    ------------------------    -----------------------    ------------------------
                                      Amount       Ratio          Amount      Ratio          Amount       Ratio
                                    ------------ -----------    ----------- -----------    ------------ -----------
   As of September 30, 2001:

   Total Capital
      (to risk weighted assets)     $   10,809       31.5%      $    2,745       8.0%      $    3,431       10.0%

   Tier I Capital
      (to risk weighted assets)     $   10,437       30.4%      $    1,372       4.0%      $    2,059        6.0%

   Tier I Capital
      (to total assets)             $   10,437       18.6%      $    1,682       3.0%      $    2,804        5.0%

   Tangible Capital
      (to total assets)             $   10,437       18.6%      $      841       1.50%     $    2,804        5.0%


(1)  As categorized under the Prompt Corrective Action Provisions.

Part II.                        OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

                                     SFB Bancorp, Inc.



Date:      October 25, 2001          By  /s/ Peter W. Hampton
           ----------------              ---------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)






Date:      October 25, 2001          By  /s/ Bobby Hyatt
           ----------------              ---------------------------------------
                                         Bobby Hyatt
                                         (Vice President and Finance Officer)