Form 10KSB
period 2001-12-31
SFB BANCORP INC
filed 2002-03-28
CIK 1035371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                           -----------------
[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the transition period from            to
                                     ----------     ----------.

                           Commission File No. 0-22587

                                SFB Bancorp, Inc.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

Tennessee                                                        62-1683732
---------------------------------------------               --------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
Organization)                                               Identification No.)

632 East Elk Avenue, Elizabethton, Tennessee                        37643
--------------------------------------------                --------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (423) 543-1000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  issuer's  revenues for its most recent  fiscal year:  $4,362,000
                                                                      ----------

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 1, 2002 was $6.5 million.

         As of March 29, 2002, there were issued and outstanding 582,995 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2001. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2001. (Part III)

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

Item 1.  Description of Business
--------------------------------

General

         SFB Bancorp, Inc. is a Tennessee corporation organized in March 1997 at the direction of Security Federal Bank (the "Bank" or "Security Federal") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On May 29, 1997, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company, which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion. All reference to the Bank and or Security Federal refers collectively to the Company and the Bank, unless the context indicates otherwise.

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

         The following table sets forth certain financial ratios for the Company for the dates indicated.

                                                         At December 31,
                                                     ---------------------
                                                        2000        2001
                                                     ---------    --------
Return on average assets........................        0.91%        0.86%
Return on average equity........................        4.42%        4.35%
Average equity to average assets................       20.57%       19.76%
Dividend payout.................................       22.88%       50.51%


Competition

         Security Federal is one of many financial institutions serving its market area, which consists of Carter County, Tennessee and the adjacent Tennessee counties of Johnson, Unicoi, Washington, and Sullivan. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:


                                                                   December 31,
                                                       ---------------------------------------
                                                              2000                2001
                                                       ------------------   ------------------
                                                        Amount   Percent     Amount   Percent
                                                       -------- ---------   -------- ---------
Type of Loans:
-------------
Real Estate Loans:
  One- to four-family.............................     $30,174     63.25    $28,678     63.46
  Construction....................................       1,784      3.74        995      2.20
  Commercial......................................       1,707      3.58      2,286      5.06
  Multi-family residential........................       3,217      6.74      3,679      8.14
  Land............................................       4,363      9.15      3,378      7.47

Commercial business loans.........................       2,009      4.21      2,630      5.82
Consumer Loans:
  Automobile loans................................       3,488      7.31      2,715      6.01
  Share loans.....................................         217      0.45        289       .64
  Other...........................................         747      1.57        543      1.20
                                                        ------    ------     ------    ------
     Total loans..................................      47,706    100.00%    45,193    100.00%
                                                                  ======               ======
Less:
  Loans in process................................         515                  423
  Deferred loan origination fees and costs........          30                   13
  Allowance for loan losses.......................         347                  373
                                                        ------               ------
     Total loans, net.............................     $46,814              $44,384
                                                        ======               ======


Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at December 31, 2001. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                               Due after
                                   Due within  1 through   Due after
                                     1 year     5 years     5 years    Total
                                   ----------  ---------   --------- --------
                                                   (In Thousands)

One- to four-family residential...    $ 124      $ 887     $27,667    $28,678
Construction......................      140        434         421        995
Commercial real estate............      108        942       1,236      2,286
Multi-family residential..........        -        158       3,521      3,679
Land..............................    1,140      1,374         864      3,378
Commercial business loans.........    1,111      1,055         464      2,630
Consumer..........................      796      2,696          55      3,547
                                      -----      -----      ------     ------
     Total Amount Due.............   $3,419     $7,546     $34,228    $45,193
                                      =====      =====      ======     ======

         The following table sets forth the dollar amount of all loans due after December 31, 2001, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                        Floating or
                                               Fixed    Adjustable
                                               Rates       Rates       Total
                                              -------   -----------   -------
                                                       (In Thousands)

      One- to four-family residential....     $28,065      $ 489     $28,554
      Construction.......................         855          -         855
      Commercial real estate.............       2,064        114       2,178
      Multi-family residential...........       3,603         76       3,679
      Land...............................       1,635        603       2,238
      Commercial business loans and
      consumer...........................       4,052        218       4,270
                                               ------      -----      ------
          Total..........................     $40,274     $1,500     $41,774
                                               ======      =====      ======


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

         On a limited basis, the Bank also originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans typically are made for a term of twelve months and may not require principal payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience has been that most speculative loans are repaid well within the twelve-month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 80%.

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

         Either title insurance or a title opinion is generally required on all real estate loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property, which is located in a flood zone.

         Loan Commitments. Verbal commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2001, commitments to cover originations of mortgage loans and undisbursed funds for loans-in-process were approximately $1,137,000 and $423,000 respectively.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15 and there were no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.


                                                     At December 31,
                                                    -----------------
                                                      2000      2001
                                                    -------    ------
Loans accounted for on a nonaccrual basis:

Real estate loans:
  One- to four-family residential................   $142        $218
  Construction...................................      -           -
  Commercial.....................................      -           -
  Multi-family residential.......................      -           -
  Land...........................................     43           -
Commercial business and consumers................     29          23
                                                     ---         ---
    Total nonaccrual loans.......................    214         241

Accruing loans which are contractually
  past due 90 days or more.......................      -           -
                                                     ---         ---
    Total nonperforming loans....................    214         241

Real estate owned................................      -           -
                                                     ---         ---

Total nonperforming assets.......................   $214        $241
                                                     ===         ===
Nonaccrual and 90 days past due as a
  percentage of net loans........................   0.46%       0.53%
                                                    ====        ====
Nonaccrual and 90 days past due as a
  percentage of total assets.....................   0.39%       0.42%
                                                    ====        ====
Total nonperforming assets as a
  percentage of total assets.....................   0.39%       0.42%
                                                    ====        ====


         At December 31, 2001, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if the current net worth inadequately protects it and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that does not currently warrant classification in one of the aforementioned categories.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2001, the Bank had classified approximately $421,000 of assets as substandard. The Bank did not have any assets classified as special mention or doubtful.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2001, the Bank had no foreclosed real estate.

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

         Management monitors the allowance for loan losses and makes additions to the allowance as economic conditions dictate. There can be no assurance that the allowance for losses will be adequate to cover losses, which may in fact be realized in the future, and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                         At December 31,
                                                     ----------------------
                                                        2000         2001
                                                     ---------     --------
                                                    (Dollars in Thousands)


Total loans outstanding...........................    $47,706       $45,193
                                                       ======        ======

Average loans outstanding.........................    $45,519       $46,343
                                                       ======        ======

Allowance at beginning of period..................    $   352       $   347

Provision.........................................         36            36

Recoveries........................................          -             -

Charge-offs.......................................        (41)          (10)
                                                          ----         ----
Allowance at end of period........................    $    347      $   373
                                                          ====         ====

Allowance for loan losses as a percent
  of total loans outstanding......................        0.73%        0.83%
                                                          ====         ====

Net loans charged off as percent of
  average loans outstanding.......................        0.09%        0.02%
                                                          ====         ====

Ratio of allowance to nonperforming loans.........       162.15%     154.86%
                                                         ======      ======

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.


                                                              At December 31,
                                             ------------------------------------------------
                                                      2000                    2001
                                             ----------------------   -----------------------
                                                        Percent of                Percent of
                                                      Loans in Each             Loans in Each
                                                       Category to               Category to
                                              Amount   Total Loans     Amount    Total Loans
                                             -------  -------------   --------  -------------
                                                          (Dollars in Thousands)


  One- to four-family residential........      $131       63.25%        $145        63.46%

  Construction...........................        31        3.74          33          2.20

  Commercial.............................        45        3.58          49          5.06

  Multi-family residential...............        35        6.74          38          8.14

  Land...................................        35        9.15          37          7.47

Commercial business and consumer.........        70       13.54          71         13.67
                                                ---      ------         ---        ------

     Total allowance for loan losses.....      $347      100.00%       $373        100.00%
                                                ===      ======         ===        ======


Investment Activities

         General. The Bank is required under federal regulations to maintain a sufficient level of liquid assets, (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investment securities held to maturity in accordance with SFAS No. 115. At December 31, 2001, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits, as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's investment securities available for sale and investment securities held to maturity portfolios at December 31, 2001 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Federal Home Loan Mortgage Corporation (Freddie Mac), Government National Mortgage Association (Ginnie
Mae), Federal National Mortgage Association (Fannie Mae), and Small Business Administration ("SBA").

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

         Real Estate Mortgage Investment Conduits ("REMIC") are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities or mortgage loans, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools of mortgage loans. Accordingly, under this security structure, all principal pay downs from the various mortgage pools or mortgage loans are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities. The characterization of a mortgage-related security as a REMIC relates solely to the tax treatment of the mortgage related security under the Internal Revenue Code.

Investment Activities

         Investment Portfolio. The following table sets forth the carrying value of the Company's securities at the dates indicated. At December 31, 2001, the approximate fair value of the Company's securities available for sale was $3,721,000 resulting in a net unrealized loss of $34,000.

                                                   At December 31,
                                                ---------------------
                                                   2000        2001
                                                ---------    --------
                                                (Dollars in Thousands)

U.S. government and agency securities
  available for sale..........................     $1,621    $  597
U.S. government securities....................        487       513
Political subdivision notes...................        383       205
Mortgage-backed securities available
  for sale....................................      1,659     2,932
Certificate of Deposits.......................          -       192
FHLB Stock....................................        524       560
                                                    -----     -----
  Total.......................................     $4,674    $4,999
                                                    =====     =====

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at December 31, 2001. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                December 31, 2001
                         -----------------------------------------------------------------------------------------------------
                             Less than                              Over 5 to          Over 10                  Total
                               1 year          1 to 5 years         10 years            Years                 Securities
                         -----------------  ------------------  -----------------  ------------------   ----------------------
                         Carrying  Average  Carrying   Average  Carrying  Average  Carrying   Average   Carrying        Market
                          Value     Yield     Value     Yield    Value     Yield     Value     Yield      Value  Yield  Value
                         -------   -------  --------   -------  --------  -------  --------   -------   -------- -----  ------
                                                             (Dollars in Thousands)
U.S. government and
  Agencies securities
  Available for sale...    $  -        -%    $597        4.23%   $  -         -%    $    -        -%    $  597    4.23%  $  597
U.S. government
Securities.............       -        -        -           -       -         -        513     5.06        513     5.06     467
Political subdivision
Notes..................       -        -      205        4.57       -         -          -        -        205     4.57     205
Mortgage-backed
  Securities available
  For sale:
  GNMA.................       -        -        -           -       -         -        248     6.96        248     6.96     248
  FHLMC................       -        -        -           -       1     16.25         26     8.00         27     8.00      27
  FHLMC Remic..........       -        -        -           -       -         -        970     5.50        970     5.50     970
  FNMA.................       -        -        -           -       -         -        296     6.14        296     6.14     296
  FNMA Remic...........       -        -        -           -     895      4.42        496     4.16      1,391     4.33   1,391

Certificate of
Deposits...............       -        -      192        3.73       -         -          -        -        192     3.73     192
FHLB stock (1).........       -        -        -           -       -         -        560     6.47        560     6.47     560
                            ---               ---                 ---                -----               -----            -----
  Total................    $  -        -%    $994        4.20%   $896      4.43%    $3,109     5.59%    $4,999    5.10%  $4,953
                            ---      ---      ---        ----     ---      ----      -----     ----      -----    ----    -----

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 2001, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of December 31, 2001.

                                                   Time Deposits
                     Maturity Period          (Dollars in Thousands)
                     ---------------          ----------------------
Within three months..........................       $ 3,418
More than three through six months...........         2,615
More than six through nine months............         2,422
Over nine months.............................         2,265
                                                      -----
         Total...............................       $10,720
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

Employees

         At  December  31,  2001  the  Bank  had 18  full-time  and 4  part-time
employees.   A  collective  bargaining  group  represents  none  of  the  Bank's employees. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws, which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. Where the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grand fathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2001, the Bank was in compliance with its regulatory capital requirements.

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

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2001, the Bank was classified as "well capitalized."

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2001, the Bank was in compliance with its QTL requirement, with 71.68% of its assets invested in Qualified Thrift Investments.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

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
  Mountain City, Tennessee


         The Bank also owns property at the intersection of Riverside Drive and Hattie Avenue, Elizabethton, Tennessee, which consists of a single-family dwelling and a paved parking area for the Bank's customers and employees.

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

         Not Applicable.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 2001 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants On
---------------------------------------------------------
         Accounting and Financial Disclosure.
         ------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and
----------------------------------------------------
        Control Persons:  Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------------------------

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report.

               (1) The consolidated balance sheets of SFB Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2001, together with the related notes and the independent auditors' report of Crisp Hughes Evans LLP, independent certified public accountants.

               (2)  Schedules omitted, as they are not applicable.

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

               13   Portions of the 2001 Annual Report to Stockholders

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2002.

                                           SFB BANCORP, INC.


                                           By:  /s/ Peter W. Hampton
                                                --------------------------------
                                                Peter W. Hampton
                                                President, C.E.O. and Director
                                                (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.


/s/ Peter W. Hampton                                /s/ Donald W. Tetrick
----------------------------------                  ----------------------------
Peter W. Hampton                                    Donald W. Tetrick
President and Director                              Director
(Principal Executive Officer)


/s/ Peter W. Hampton, Jr.                           /s/ John R. Crockett, Jr.
----------------------------------                  ----------------------------
Peter W. Hampton, Jr.                               John R. Crockett, Jr.
Secretary, Treasurer and Director                   Director


/s/ Julian T. Caudill                               /s/ Michael L. McKinney
----------------------------------                  ----------------------------
Julian T. Caudill                                   Michael L. McKinney
Vice President and Director                         Director


/s/ Bobby Hyatt
----------------------------------
Bobby Hyatt
Vice President and Finance Officer
(Principal Accounting Officer)