Form 10QSB
period 2002-03-31
SFB BANCORP INC
filed 2002-05-10
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission File Number 0-22587

                                SFB BANCORP, INC.
             (Exact name of Registrant as specified in its Charter)

                 Tennessee                                      62-1683732
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                            Identification Number)

 632 East Elk Avenue, Elizabethton, Tennessee                      37643
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

                               |X| Yes    |_| No

As of May 7, 2002, there were 582,995 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                               |_| Yes    |X| No

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                      Page(s)
                                                                                             -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of December 31, 2001 and March 31, 2002.............3

Consolidated Statements of Comprehensive Income - (Unaudited) for the three month periods ended March 31, 2001 and 2002......................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)....................................5

Consolidated Statements of Cash Flows - (Unaudited) for the three months ended March 31, 2001 and 2002..................................................................6

Notes to (Unaudited) Consolidated Financial Statements.........................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................................9-12

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................13

Item 2.  Changes in Securities..................................................................13

Item 3.  Defaults Upon Senior Securities........................................................13

Item 4.  Submission of Matters to a Vote of Security Holders....................................13

Item 5.  Other Information......................................................................13

Item 6.  Exhibits and Reports on Form 8-K.......................................................13

Signatures .....................................................................................14

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                      December 31,    March 31,
                                                                      ------------    ---------
               Assets                                                     2001           2002
Cash on hand                                                            $    579      $    546
Interest earning deposits                                                  6,207         5,498
                                                                        --------      --------
         Cash and cash equivalents                                         6,786         6,044

Investment securities:
   Held to maturity (market value of $672 in 2001 and $628 in 2002)          718           687
   Available for sale                                                        789         1,682
Loans receivable, net                                                     44,384        44,469
Mortgage-backed securities:
   Available for sale                                                      2,932         2,704
Premises and equipment, net                                                  898           939
Federal Home Loan Bank stock, at cost                                        560           566
Accrued interest receivable                                                  262           271
Other assets                                                                 128           101
                                                                        --------      --------

         Total assets                                                   $ 57,457      $ 57,463
                                                                        ========      ========

   Liabilities and Stockholders' Equity

Deposits                                                                $ 45,350      $ 44,922
Advance payments by borrowers for taxes and insurance                        198           327
Accrued expenses and other liabilities                                        99           117
Income taxes:
   Current                                                                    53           138
   Deferred                                                                  150           140
                                                                        --------      --------
         Total liabilities                                                45,850        45,644
                                                                        --------      --------

Stockholders' equity:
   Common stock ($.10 par value, 4,000,000 shares authorized;
     582,995 issued and outstanding at December 31, 2001                      58            58
     and March 31, 2002, respectively)
   Paid-in capital                                                         5,112         5,118
   Retained income, substantially restricted                               6,781         6,962
   Accumulated other comprehensive income                                    (20)          (36)
   Unearned compensation:
     Employee stock ownership plan                                          (278)         (260)
     Restricted stock plan                                                   (46)          (23)
                                                                        --------      --------
         Total stockholders' equity                                       11,607        11,819
                                                                        --------      --------

         Total liabilities and stockholders' equity                     $ 57,457      $ 57,463
                                                                        ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                  Consolidated Statements Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                         For Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                            2001         2002
                                                            ----         ----
Interest income:
   Loans                                                 $     954     $    871
   Mortgage-backed securities                                   26           33
   Investments                                                  35           27
   Interest earning deposits                                    26           20
                                                         ---------     --------
         Total interest income                               1,041          951
                                                         ---------     --------

Interest expense:
   Deposits                                                    572          380
   Federal Home Loan Bank Advances                               2           --
                                                         ---------     --------
         Total interest expense                                574          380
                                                         ---------     --------

         Net interest income                                   467          571

Provision for loan losses                                        9            9
                                                         ---------     --------
         Net interest income after provision
           for loan losses                                     458          562
                                                         ---------     --------
Non-interest income:
   Loan fees and service charges                                46           55
   Other                                                         4            2
                                                         ---------     --------
         Total non-interest income                              50           57
                                                         ---------     --------

Non-interest expenses:
   Compensation                                                168          156
   Employee benefits                                            32           35
   Net occupancy expense                                        31           31
   Deposit insurance premiums                                    2            2
   Data processing                                              34           34
   Other                                                        69           66
         Total non-interest expenses                           336          324
                                                         ---------     --------
         Income before income taxes                            172          295

Income tax expense                                              65          114
                                                         ---------     --------

         Net income                                      $     107     $    181

Other comprehensive income (loss)                               11          (16)
                                                         ---------     --------

         Comprehensive income                            $     118     $    165
                                                         =========     ========

Earnings per share:

Basic                                                         $.19         $.33

Diluted                                                       $.19         $.33

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                                    Accumulated
                                                                                       Other        Unearned Compensation
                                          Common   Paid-In   Retained   Treasury   Comprehensive    ---------------------
                                          Stock    Capital    Income      Stock       Income        for ESOP      for RSP    Total
                                          -----    -------    ------      -----       ------        --------      -------    -----
Balance at December 31, 2000              $ 77      7,392      6,539      (2,245)       (57)          (348)        (139)     11,219

Net income                                  --         --        489          --         --             --           --         489

Other comprehensive income                  --         --         --          --         37             --           --          37

Cash dividends declared ($.45 share)        --         --       (247)         --         --             --           --        (247)

Treasury stock purchased (5,600 shares)     --         --         --         (70)        --             --           --         (70)

Retirement of treasury stock               (19)    (2,296)        --       2,315         --             --           --          --

Compensation earned                         --         16         --          --         --             70           93         179
                                          ----    -------    -------     -------       ----          -----        -----    --------

Balance at December 31, 2001                58      5,112      6,781          --        (20)          (278)         (46)     11,607

Net income                                  --         --        181          --         --             --           --         181

Other comprehensive income                  --         --         --          --        (16)            --           --         (16)

Compensation earned                         --          6         --          --         --             18           23          47
                                          ----    -------    -------     -------       ----          -----        -----    --------

Balance at March 31, 2002                 $ 58    $ 5,118    $ 6,962     $    --       $(36)         $(260)       $ (23)   $ 11,819
                                          ====    =======    =======     =======       ====          =====        =====    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                             March 31,
                                                                     ----------------------
                                                                       2001          2002
                                                                       ----          ----
Operating activities:
   Net income                                                        $   107        $   181
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                         23             23
     Provision for loan losses                                             9              9
     Net increase (decrease) in deferred loan fees                        (4)            (2)
     Accretion of discounts on investment securities, net                 (8)            (7)
     Amortization of premiums on mortgage-backed securities                1              1
     Amortization of unearned compensation                                45             47
     FHLB stock dividends                                                 (9)            (6)
        Change in operating assets and liabilities:
       Other assets                                                      (34)            27
       Accrued interest receivable                                        73             (8)
       Accrued expenses and other liabilities                             12             18
       Current income taxes                                               61             85
                                                                     -------        -------
         Net cash provided by operating activities                       276            368
                                                                     -------        -------

Investing activities:
   Maturities of investment securities held to maturity                   35             37
   Purchase of investment securities available for sale                 (700)          (901)
   Maturities of investment securities available for sale              1,625             --
   Principal payments on mortgage-backed securities
     available for sale                                                   46            209
   Net increase in loans                                                (235)           (92)
   Purchase of premises and equipment                                     (8)           (64)
                                                                     -------        -------
         Net cash provided (used) by investing activities                763           (811)
                                                                     -------        -------

Financing activities:
   Net increase (decrease) in deposits                                 1,483           (428)
   Increase in advance payments by borrowers for
     taxes and insurance                                                 136            129
    Proceeds from FHLB Advances                                           --             --
    Repayment of FHLB Advances                                        (1,000)            --
   Treasury stock purchased                                              (70)            --
                                                                     -------        -------
         Net cash provided (used) by financing activities                549           (299)
                                                                     -------        -------

         Increase (decrease) in cash and cash equivalents              1,588           (742)

Cash and cash equivalents at beginning of period                       2,121          6,786
                                                                     -------        -------

Cash and cash equivalents at end of period                           $ 3,709        $ 6,044
                                                                     =======        =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                        $   563        $   374
     Income taxes                                                         15             49
                                                                     =======        =======

Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     Securities available for sale, net of deferred taxes            $    11        $   (16)
    Loan charge off's                                                     --             15

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)

1.    Basis of Preparation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with U. S. generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three-month period ended March 31, 2002 is not necessarily indicative of the results, which may be expected for the entire year or any other future interim period.

      It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2001 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.    Earnings Per Share

      Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Diluted earnings per share includes the effect of dilution for stock options.

      For the period ended March 31, 2001 and 2002, net income available to the common stockholders in both the basic and diluted computations was equal to net income. For purposes of the diluted earnings per share calculation, there was no dilutive effect for the stock options for the periods ended March 31, 2001 and 2002.

      Earnings per common share have been computed based on the following:

                                                         March 31,    March 31,
                                                           2001         2002
                                                         ---------    ---------
      Net income applicable to common stock              $    107     $    181
                                                         ========     ========

      Average number of common shares outstanding             552          549
      Effect of dilutive options                               --           --
                                                         --------     --------
      Average number of common shares outstanding
        used to calculate diluted earnings per common
        Share                                                 552          549
                                                         ========     ========

3.    Asset Quality

      The following table sets forth information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 2001 and March 31, 2002, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                       December 31,    March 31,
                                                          2001           2002
                                                          ----           ----

      Nonaccrual loans                                   $   241       $   227
      Repossessed real estate                                 --            --
                                                         -------       -------
      Total nonperforming assets                         $   241       $   227
                                                         =======       =======

      Nonperforming loans to net loans                       .54%          .51%
      Nonperforming assets to total assets                   .42%          .40%

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

Comparison of Financial Condition

Total cash and interest-earning deposits decreased approximately $742,00, or 10.9% to $6.0 million at March 31, 2002. The decrease in cash and interest-earning deposits resulted primarily from these funds being re-invested in other investment securities with higher yields. The Company anticipates utilizing the cash and interest-earning deposit balances to fund future loan demand

Investment securities increased $862,00, or 57.2% to $2.4 million at March 31, 2002. The increase in investment securities reflects the Company's efforts to increase the yield on its interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2001and 2002

Net Income. Net income increased $74,000, or 69.2%, for the three months ended March 31, 2002, to $181,000, compared to $107,000 for the three months ended March 31, 2001. The increase was primarily the result of an increase in the net interest margin of $104,000, combined with a $12,000 decrease in other non-interest expenses, offset by an increase of $49,000 in income tax expense for the three-month period in 2002, as compared 2001. Diluted income per share increased $.14, from $.19 for the three month ended March 31, 2001, to $.33 for the three months ended March 31, 2002.

Net Interest Income. Net interest income increased approximately $104,000, or 22.3%, from $467,000 for the three months ended March 31, 2001, to $571,000 for the three months ended March 31, 2002. The increase in net interest income primarily reflects an increase of approximately $2.3 million in average interest-earning assets, offset by an approximate $1.5 million increase in average interest-bearing liabilities. The interest rate spread increased from 2.53% for the three months ending March 31, 2001, to 3.46% for the three months ending March 31, 2002, while the net interest margin increased 59 basis points to 4.11% for the three months ended March 31, 2002.

Interest Income. Total interest income decreased $90,000, or 8.6%, from approximately $1.0 million for the three months ended March 31, 2001, to approximately $951,000 for the three months ended March 31, 2002. The decrease in 2002, as compared to 2001, was attributable to a 97 basis point decrease in the average yield on interest-earning assets, from 7.84% for 2001, to 6.87% for 2002, offset by a $2.3 million increase in the average balance of interest-earning assets. The decrease in the average yield on interest-earning assets was primarily attributable to a 328 basis point reduction in the yield on interest-earning deposits.

Interest on loans decreased $83,000 for the three months ended March 31, 2002, as compared to the three-month period in 2001. The decrease primarily reflects an approximate $2.7 million decrease in average loans outstanding, combined with an decrease in the average yield on average loans outstanding of 26 basis points, from 8.13% for 2001, to 7.87% for 2002. Loans receivable are the largest interest-earning asset held in the Company's portfolio.

Interest on mortgage-backed securities increased $7,000 for the three months ended March 31, 2002, compared to the three-month period in 2001. The increase in the interest on mortgage-backed securities was primarily the result of an increase of approximately $1.1 million in the average invested balance of mortgage-backed securities for the three months ended March 31, 2002, compared to the three-month period in 2001, offset by a 154 basis point decrease in the average yield to 5.76% for the three months ended March 31, 2002.

Interest on investment securities decreased approximately $8,000 for the three months ended March 31, 2002, as compared to the three-month period in 2001. The decrease in interest on investments primarily reflects a 152 basis point decline in the average yield on investments for the three months ended March 31, 2002, as compared to the three-month period in 2001, offset by a $190,000 increase in the average investment balance for the three-month period in 2002, compared to 2001.

Interest on interest-earning deposits decreased $6,000 for the three months ended March 31, 2002, compared to the three-month period in 2001. The decrease in interest on interest-earning deposits primarily reflects an increase of approximately $3.6 million in the average balance of interest-earning deposits, offset by a 328 basis point decline in the average yield on interest-earning deposits for the three months ended March 31, 2002, compared to the three month period in 2001. The Company anticipates utilizing its cash and interest-earning deposit balances to fund future loan demand.

Interest Expense. Interest expense decreased $194,000, or 33.8%, from $574,000 for the three months ended March 31, 2001, to $380,000 for the three months ended March 31, 2002. The decrease for the three months ended March 31, 2002 was primarily the result of a 192 basis point decrease in the average cost of funds. As the interest rate environment stabilized in the last half of 2001, the Company has been able to re-price customer deposits at lower cost of funds. However, the Company's liabilities are more sensitive to short-term re-pricing than its assets. Accordingly, if the rate environment where to increase our interest expense could rise which would potentially result in lower margins.

Provision for Loan Losses. The provision for loan losses for three-month period ended March 31, 2001 and 2002 was $9,000, respectively. Management regularly performs an analysis to quantify the inherent risk of loss in its portfolio. At March 31, 2002 the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. Fees on new loan production and service fees on other products and services produce the income. Total non-interest income amounted to $50,000 and $57,000 for 2001 and 2002, respectively.

Non-Interest Expense. Non-interest expense decreased $12,000, from approximately $336,000 for the three month period ended March 31, 2001, to approximately $324,000 for the three-month period in 2002. The decrease was primarily the result of decreased compensation expense of $12,000, which resulted from a reduction in staff.

Income Taxes. Income tax expense for the three months ended March 31, 2002, increased $49,000, to $114,000, compared to the same period in 2001. The increase was primarily the result of higher pre-tax income. The effective tax rate for the three months ended March 31, 2001 and 2002 was approximately 38%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at March 31, 2002 were approximately $1.5 million.

At March 31, 2002, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at March 31, 2002, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

The Bank exceeded all of its capital requirements at March 31, 2002. The Bank had the following capital ratios at March 31, 2002:

                                                                  For Capital               Categorized as
                                         Actual                Adequacy Purposes         "Well Capitalized"(1)
                                 ---------------------       --------------------       ---------------------
                                    Amount       Ratio         Amount       Ratio         Amount       Ratio
                                 ----------      -----       ----------     -----       ----------      -----
As of March 31, 2002:

Total Capital
   (to risk weighted assets)     $   11,228       34.0%      $    2,640       8.0%      $    3,300       10.0%

Tier I Capital
   (to risk weighted assets)     $   10,862       32.9%      $    1,320       4.0%      $    1,980        6.0%

Tier I Capital
   (to total assets)             $   10,862       19.1%      $    1,702       3.0%      $    2,837        5.0%

Tangible Capital
   (to total assets)             $   10,862       19.1%      $      851       1.5%      $    2,837        5.0%

(1)   As categorized under the Prompt Corrective Action Provisions.

Part II.                        OTHER INFORMATION

Item 1. Legal Proceedings

            From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

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

                                   SFB Bancorp, Inc.


Date: May 10, 2002                 By  /s/ Peter W. Hampton
      ----------------                 -----------------------------------------
                                        Peter W. Hampton
                                        (President and Chief Executive Officer)


Date: May 10, 2002                 By  /s/ Bobby Hyatt
      ----------------                 -----------------------------------------
                                        Bobby Hyatt
                                         (Vice President and Finance Officer)