Form 10QSB
period 2002-06-30
SFB BANCORP INC
filed 2002-08-12
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                           ---------------------------


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________


                         Commission File Number 0-22587


                                SFB BANCORP, INC.
             (Exact name of Registrant as specified in its Charter)


                      Tennessee                                  62-1683732
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                         Identification Number)


632 East Elk Avenue, Elizabethton, Tennessee                       37643
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (423) 543-1000


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

As of August 2, 2002, there were 579,247 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                           Yes              X     No
                ----------               --------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index


PART I.                                                                  Page(s)

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of December 31, 2001
  and June 30, 2002............................................................3

Consolidated  Statements of Comprehensive Income - (Unaudited) for the three and six month periods ended June 30, 2001 and 2002 ................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)..................5

Consolidated Statements of Cash Flows - (Unaudited) for the six months ended June 30, 2001 and 2002.................................................6

Notes to (Unaudited) Consolidated Financial Statements.......................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................................9-13

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities................................................14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures   .................................................................16

Certification  ...............................................................17

                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                                  December 31,  June 30,
                                                                  -----------  --------
           Assets                                                     2001        2002
                                                                   --------    --------
Cash on hand                                                       $    579    $    463
Interest earning deposits                                             6,207       6,147
Investment securities:
   Held to maturity (market value of $672
     in 2001 and $627 in 2002)                                          718         656
    Available for sale                                                  789       1,647
Loans receivable, net                                                44,384      43,963
Mortgage-backed securities:
     Available for sale                                               2,932       2,836
Premises and equipment, net                                             898         947
Federal Home Loan Bank stock, at cost                                   560         572
Accrued interest receivable                                             262         252
Other assets                                                            128          93
                                                                   --------    --------

         Total assets                                              $ 57,457    $ 57,576
                                                                   ========    ========

   Liabilities and Stockholders' Equity
Deposits                                                           $ 45,350    $ 44,736
Advance payments by borrowers for taxes and insurance                   198         428
Accrued expenses and other liabilities                                   99         119
Income taxes:
  Current                                                                53         114
  Deferred                                                              150         176
                                                                   --------    --------

         Total liabilities                                           45,850      45,573
                                                                   --------    --------


Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
   none outstanding)                                                     --          --
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares  issued; 582,995 and 580,247 outstanding  at
December 31, 2002 and June 30, 2002, respectively)                       58          58
   Paid-in capital                                                    5,112       5,086
   Retained earnings, substantially restricted                        6,781       7,082
   Accumulated other comprehensive income                               (20)         20
   Unearned compensation:
     Employee stock ownership plan                                     (278)       (243)
     Restricted stock plan                                              (46)         --
                                                                   --------    --------

         Total stockholders' equity                                  11,607      12,003
                                                                   --------    --------

         Total liabilities and stockholders' equity                $ 57,457    $ 57,576
                                                                   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                For Three Months Ended   For Six Months Ended
                                                       June 30,               June 30,
                                                  ----------------       ------------------
                                                   2001       2002        2001        2002
                                                  ------      ----       ------      ------
Interest income:
   Loans                                          $  960      $864       $1,914      $1,735
   Mortgage-backed securities                         22        34           48          67
   Investments                                        29        33           64          60
   Interest earning deposits                          36        18           62          38
                                                  ------      ----       ------      ------
         Total interest income                     1,047       949        2,088       1,900
                                                  ------      ----       ------      ------
Interest expense:
   Deposits                                          570       339        1,142         719
   FHLB Advances                                      --        --            2          --
                                                  ------      ----       ------      ------
         Total interest expense                      570       339        1,144         719
                                                  ------      ----       ------      ------

         Net interest income                         477       610          944       1,181

Provision for loan losses                              9         9           18          18
                                                  ------      ----       ------      ------
         Net interest income after provision
           For loan losses                           468       601          926       1,163

Non-interest income:
   Loan fees and service charges                      50        46           96         101
   Other                                               2         1            6           3
                                                  ------      ----       ------      ------
         Total non-interest income                    52        47          102         104
                                                  ------      ----       ------      ------

Non-interest expenses:
   Compensation                                      170       180          338         336
   Employee benefits                                  33        41           65          76
   Net occupancy expense                              31        32           62          63
   Deposit insurance premiums                          2         2            4           4
   Data processing                                    32        32           66          66
   Other                                              70        74          139         140
                                                  ------      ----       ------      ------
         Total non-interest expenses                 338       361          674         685
                                                  ------      ----       ------      ------

         Income before income taxes                  182       287          354         582

Income tax expense                                    71       111          136         225
                                                  ------      ----       ------      ------

         Net income                               $  111      $176       $  218      $  357

Other comprehensive income                             7        56           18          40
                                                  ------      ----       ------      ------

         Comprehensive income                     $  118      $232       $  236      $  397
                                                  ======      ====       ======      ======
Earnings per share
   Basic                                          $  .20      $.32       $  .39      $  .65

   Diluted                                        $  .20      $.32       $  .39      $  .65


The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                                         Accumulated       Unearned
                                                                                            Other        Compensation
                                                 Common  Paid-In    Retained   Treasury Comprehensive  -----------------
                                                 Stock   Capital    Income     Stock        Income     for ESOP   for RSP    Total
                                                 ----    -------    -------    -------       ----      --------   -------    -----
Balance at December 31, 2000                     $ 77      7,392      6,539     (2,245)       (57)      (348)    (139)     11,219

Net income                                         --         --        489         --         --         --       --         489

Other comprehensive income                         --         --         --         --         37         --       --          37

Cash dividends declared ($.45 per share)           --         --       (247)        --         --         --       --        (247)

Treasury stock purchased (5,600 shares)            --         --         --        (70)        --         --       --         (70)

Retirement of treasury stock                      (19)    (2,296)        --      2,315         --         --       --          --

Compensation earned                                --         16         --         --         --         70       93         179
                                                 ----    -------    -------    -------       ----      -----    -----    --------

Balance at December 31, 2001                       58      5,112      6,781         --        (20)      (278)     (46)     11,607

Net income                                         --         --        357         --         --         --       --         357

Other comprehensive income                         --         --         --         --         40         --       --          40

Cash dividend declared ($.10 per share)            --         --        (56)        --         --         --       --         (56)

Stock repurchased and retired (2,748 shares)       --        (43)        --         --         --         --       --         (43)

Compensation earned                                --         17         --         --         --         35       46          98
                                                 ----    -------    -------    -------       ----      -----    -----    --------

Balance at June 30, 2002                         $ 58    $ 5,086    $ 7,082    $    --       $ 20      $(243)   $  --    $ 12,003
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

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   ------------------
                                                                                     2001       2002
                                                                                   -------    -------
Operating activities:
   Net income                                                                      $   218    $   357
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                       45         47
     Provision for loan losses                                                          18         18
     Decrease in reserve for uncollected interest                                       --         (2)
     Net (decrease) increase in deferred loan fees                                     (16)         6
     Accretion of discounts on investment securities, net                              (14)       (14)
     Amortization of premiums on mortgage-backed securities                              3          2
     Amortization of unearned compensation                                              89         98
     FHLB stock dividends                                                              (18)       (12)
        Change in operating assets and liabilities:
       Other assets                                                                    (41)        35
       Accrued interest receivable                                                      90         12
       Accrued expenses and other liabilities                                           33         20
       Current income taxes                                                            (10)        61
                                                                                   -------    -------
         Net cash provided by operating activities                                     397        628
                                                                                   -------    -------

Investing activities:
   Maturities of investment securities held to maturity                                 72         75
   Purchase of investment securities available for sale                               (700)    (1,438)
   Maturities of investment securities available for sale                            2,325        300
   Principal payments on mortgage-backed securities
     Available for sale                                                                162        441
   Net (increase) decrease in loans                                                    (63)       397
   Purchase of premises and equipment                                                  (44)       (96)
                                                                                   -------    -------
         Net cash provided (used) by investing activities                            1,752       (321)
                                                                                   -------    -------

Financing activities:
   Net increase (decrease) in deposits                                               3,082       (614)
   Increase in advance payments by borrowers for taxes
     and insurance                                                                     220        230
   Repayment of Federal Home Loan Bank Advances                                     (1,000)        --
   Stock repurchased                                                                   (70)       (43)
   Payment of cash dividend                                                            (55)       (56)
                                                                                   -------    -------
         Net cash provided (used) by financing activities                            2,177       (483)
                                                                                   -------    -------

         Increase (decrease) in cash and cash equivalents                            4,326       (176)

Cash and cash equivalents at beginning of period                                     2,121      6,786
                                                                                   -------    -------

Cash and cash equivalents at end of period                                         $ 6,447    $ 6,610
                                                                                   =======    =======

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                                      $ 1,136    $   708
     Income taxes                                                                      145        196
                                                                                   =======    =======

Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                          $    18    $    40
    Loan charge off's                                                                   --         32

The accompanying notes are an integral part of these consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements


                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.    Basis of Preparation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income , consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three and six-month periods ended June 30, 2002 is not necessarily indicative of the results, which may be expected for the entire year or any other future interim period.

      It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2001 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.    Earnings Per Share

      Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the three and six months ended June 30, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements


                                                                 Three months ended,
                                                -------------------------------------------------
                                                   June 30, 2001                June 30, 2002
                                                -----------------------      --------------------
                                                    Income      Shares        Income      Shares
                                                    ------      ------        ------      ------
Net Income                                           $111                      $176
BASIC EPS
  Income available to common stockholders            $111         551          $176          550
  Per share amount                                   $.20                      $.32
Effect of Dilutive Securities                        $.00                      $.00
DILUTED EPS
  Income available to common stockholders            $111         551           $176         550
  Per share amount                                   $.20                       $.32

                                                               Six months ended,
                                                -------------------------------------------------
                                                   June 30, 2001                June 30, 2002
                                                -----------------------      --------------------
                                                    Income      Shares        Income      Shares
                                                    ------      ------        ------      ------
Net Income                                           $218                      $357
BASIC EPS
  Income available to common stockholders            $218         551          $357          550
  Per share amount                                   $.39                      $.65
Effect of Dilutive Securities                        $.00                      $.00
DILUTED EPS
  Income available to common stockholders            $218         551           $357         550
  Per share amount                                   $.39                       $.65

3.    Asset Quality

      The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 2001 and June 30, 2002, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                               December 31,          June 30,
                                                  2001                2002
                                                  ----                ----
                                                  (Dollars in Thousands)

      Nonaccrual loans                           $ 241                $ 95
      Repossessed real estate                       --                  --
                                                  ----                ----
      Total nonperforming assets                 $ 241                $ 95
                                                  ====                 ===

      Nonperforming loans to net loans             .54%               .22%
      Nonperforming assets to total assets         .42%               .17%

Item  2.

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

Comparison of Financial Condition

The Company's assets have remained relatively unchanged for the period ended June 30, 2002. Total assets at June 30, 2002, totaled $57.6 million, compared to $57.5 million at December 31, 2001. Given the current rate environment, the Company has been attempting to increase its yield on interest-earning assets by moving funds from cash and overnight accounts to investments. Total net investment securities increased $700,00, or 15.76% to $5.1 million at June 30, 2002.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2001 and 2002

Net Income. Net income for the three months ended June 30, 2002 increased $65,000, or 58.6%, from $111,000 in 2001, to $176,000 in 2002. Net income increased $139,000, or 63.8%, to $357,000 for the six months ended June 30, 2002, from $218,000 in 2001. The increase for the three months ended June 30, 2002, compared to the same three month period in 2001, was primarily the result of an increase in the net interest margin of $133,000, offset by a $23,000 increase in other non-interest expenses and a increase of $40,000 in income tax expense. Diluted income per share increased $.12, from $.20 for the three month ended June 30, 2001, to $.32 for the three months ended June 30, 2002. The increase for the six months ended June 30, 2002, compared to the same six month period in 2001, was primarily the result of an increase in the net interest margin of $237,000, offset by a $11,000 increase in other non-interest expenses and a increase of $89,000 in income tax expense. Diluted income per share increased $.26, from $.39 for the six months ended June 30, 2001, to $.65 for the three months ended June 30, 2002.

Net Interest Income. Net interest income increased $133,000, from $477,000 for the three months ended June 30, 2001, to $610,000 for the three months ended June 30, 2002. Net interest income increased $237,000, from $944,000 for the six months ended June 30, 2001, to approximately $1.2 million for the six months ended June 30, 2002. The increase in net interest income for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, primarily reflects an increase of approximately $482,000 in average interest-earning assets and an approximate $378,0000 decrease in average interest-bearing liabilities, combined with an increase in the interest rate spread of 125 basis points to 3.79% at June 30, 2002. The net interest margin increased 92 basis points to 4.40% for the three months ended June 30, 2002, compared to 2001. The increase in net interest income for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, primarily reflects an increase of approximately $1.4 million in average interest-earning assets and an increase in the interest rate spread of 110 basis points to 3.64% at June 30, 2002, offset by an approximate $578,000 increase in average interest-bearing liabilities. The net interest margin increased 77 basis points to 4.27% for the six months ended June 30, 2002, compared to 2001.

Interest Income. Interest income decreased $98,000, from approximately $1.0 million for the three months ended June 30, 2001, to $949,000 for the three months ended June 30, 2002. Interest income decreased $188,000, to approximately $1.9 million for the six months ended June 30, 2002, as compared to $2.1 million for the six months ended June 30, 2001. The decrease for the three months ended June 30, 2002, was attributable to a decrease in the average yield on interest-earning assets of 78 basis points, from 7.63% for the three months ended June 30, 2001, to 6.85% for the three months ended June 30, 2002, offset by an increase in average interest-earning assets of $482,000, from $54.9 million at June 30, 2001, to $55.4 million at June 30, 2002. The decrease for the six months ended June 30, 2002, was primarily attributable to a decrease in the average yield on interest-earning assets of 87 basis points, from 7.73% for the six months ended June 30, 2001, to 6.86% for the six months ended June 30, 2002, offset by a increase average interest-earning assets of approximately $1.4 million, from $54.0 million at June 30, 2001, to $55.4 million at June 30, 2002.

Interest on loans decreased $96,000 for the three months ended June 30, 2002, as compared to the same period in 2001, and $179,000 for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease in interest on loans for the three months ended June 30, 2002, primarily reflects an decrease of approximately $3.1 million in the average loans outstanding balance for 2002, compared to 2001, combined with a 30 basis point decrease in the average yield on loans from 8.14% in 2001, to 7.84% in 2002. The decrease in interest on loans for the six months ended June 30, 2002, primarily reflects an decrease of approximately $2.9 million in the average loans outstanding balance for 2002, compared to 2001, combined with a 28 basis point decrease in the average yield on loans from 8.14% in 2001, to 7.86% in 2002.

Interest on mortgage-backed securities increased $12,000 for the three months ended June 30, 2002, compared to the three-month period in 2001, and $19,000 for the six months ended June 30, 2002, as compared to the same period in 2001. The increase in the interest on mortgage-backed securities for the three months ended June 30, 2002, was primarily the result of an increase of approximately $1.3 million in the average invested balance of mortgage-backed securities, compared to the three-month period in 2001, offset by a 118 basis point decrease in the average yield to 4.63% for the three months ended June 30, 2002. The increase in the interest on mortgage-backed securities for the six months ended June 30, 2002, was primarily the result of an increase of approximately $1.2 million in the average invested balance of mortgage-backed securities, compared to the three-month period in 2001, offset by a 137 basis point decrease in the average yield to 4.69% for the three months ended June 30, 2002.

Interest on investment securities increased $4,000 for the three months ended June 30, 2002, as compared to the same period in 2001, and decreased $4,000 for the six months ended June 30, 2002, as compared to the same period in 2001. The increase in interest on investments for the three months ended June 30, 2002, primarily reflects a increase of approximately $1.1 million in the average investment balance for 2002, compared to 2001, offset by a 167 basis point decrease in the average yield on investments from 6.03% in 2001, to 4.36% in 2002. The decrease in interest on investments for the six months ended June 30, 2002, primarily reflects a 155 basis point decrease in the average yield on investments from 5.82% in 2001, to 4.27% in 2002, offset by a increase of approximately $664,000 in the average investment balance for 2002, compared to 2001.

Interest on interest-earning deposits decrease $18,000 for the three months ended June 30, 2002, as compared to the same period in 2001, and $24,000 for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease in interest on interest-earning deposits for the three months ended June 30, 2002, compared to the same period in 2001, primarily reflects a 196 basis point decrease in the average yield on interest-earning deposits from 3.28% in 2001, to 1.32% in 2002. The decrease in interest on interest-earning deposits for the six months ended June 30, 2002, compared to the same period in 2001, primarily reflects a 238 basis point decrease in the average yield on interest-earning deposits from 3.75% in 2001, to 1.37% in 2002. The Company anticipates utilizing its cash and interest-earning deposit balances to fund future loan demand.

Interest Expense. Interest expense decreased $231,000, from $570,000 for the three months ended June 30, 2001, to $339,000 for the three months ended June 30, 2002. Interest expense decreased $425,000, from approximately $1.1 million for the six months ended June 30, 2001, to $719,000 for the six months ended June 30, 2002. The decrease for the three and six months ended June 30, 2002 was primarily the result of a 204 basis point and 197 basis point decrease in the average cost of funds as compared to the same three and six month periods in 2001. For the three months ended June 30, 2002 the cost of funds was 3.05% and for the six months the cost of funds was 3.22%. Since the interest rate environment stabilized in the last half of 2001, the Company has been able to re-price customer deposits at lower cost of funds. However, the Company's liabilities are more sensitive to short-term re-pricing than its assets. Accordingly, if the rate environment were to increase our interest expense could rise which would potentially result in lower margins.

Provision for Loan Losses. The provision for loan losses for three and six month period ended June 30, 2001 and 2002 was $9,000 and $18,000, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At June 30, 2002, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at June 30, 2002, was 378%, and nonperforming assets represented .17% of total consolidated assets. Nonperforming assets were $95,000 at June 30, 2002, compared to $241,000 at December 31, 2001. Management is not aware of any trends or events inherent to its loan portfolio that has not been provided for in its loan loss allowance. There, however, can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. Fees on new loan production and service fees on other products and services produce the income. Total non-interest income amounted to $47,000 and $104,000 for the three and six months ended June 30, 2002, respectively, and $52,000 and $102,000 for the three and six months ended June 30, 2001, respectively.

Non-Interest Expense. For the three and six month periods ended June 30, 2002, non-interest expense increased $23,000 and $11,000, respectively, as compared to the same periods in 2001. For the three months ended June 30, 2002, the increase was primarily the result of a combined increase in compensation and employee benefit expenses. The increase in compensation was principally due to compensatory raises and the addition of a branch manger for the Bank's Mountain City, Tennessee location. The increase in employee benefit expense for the three and six month periods in 2002, compared to 2001, was primarily due to expensing the monthly allocation of the Employee Stock Ownership Plan shares at a higher average fair value in 2002, as compared to 2001.

Income Taxes. Income tax expense for the three months ended June 30, 2002, was $111,000, compared to $71,000 for the same period in 2001. Income tax expense for the six months ended June 30, 2002, was $225,000, compared to $136,000 for the same period in 2001. The increased for the three and six month periods was principally the result of higher pre-tax income. The effective tax rate for both the three and six months in 2002 was approximately 39%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at June 30, 2002 were approximately $352,000.

At June 30, 2002, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at June 30, 2002, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at June 30, 2002. The Bank had the following capital ratios at June 30, 2002:


                                                                  For Capital               Categorized as
                                         Actual                Adequacy Purposes         "Well Capitalized"(1)
                                 ------------------------    -----------------------    ------------------------
                                   Amount         Ratio         Amount      Ratio          Amount       Ratio
                                 -----------   ----------    -----------   ----------   -----------   ----------
As of June 30, 2002:

Total Capital

   (To risk weighted assets)        $ 11,453       35.2%      $ 2,600          8.0%      $ 3,250          10.0%

Tier I Capital
   (To risk weighted assets)        $ 11,093       34.1%      $ 1,300          4.0%      $ 1,950           6.0%

Tier I Capital
   (To total assets)                $ 11,093       19.5%      $ 1,708          3.0%      $ 2,847           5.0%

Tangible Capital
   (To total assets)                $ 11,093       19.5%      $   854          1.5%      $ 2,847           5.0%

(1)   As categorized under the Prompt Corrective Action Provisions.

Part II.                        OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company ("Meeting") was held on May 16, 2002. The results of the vote on the matters presented at the Meeting were as follows:

      1. The following individuals were elected as directors, each for a three-year term:

                                            Vote For           Vote Withheld
                                            --------           -------------
      Michael L. McKinney                    501,440               6,225

      Peter W. Hampton                       501,465               6,200

      2. Ratification of the appointment of Crisp Hughes Evans LLP as the Company's independent audit firm was approved by stockholders by the following vote

                For     507,415;     Against     -0-;      Abstain      250

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

      10    Employment Agreement with Peter W. Hampton  *

      10.1 SFB Bancorp, Inc. 1998 Stock Option Plan * *

      10.2 Security Federal Bank Restricted Stock Plan * *

      * Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-23505.

      * * Incorporated by reference to the proxy statement for the annual meeting of stockholders on June 1, 1998, and filed with the SEC on April 17, 1998 (File No. 0-22587).

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 2002             By: /s/ Peter W. Hampton
      -------------                  --------------------
                                     Peter W. Hampton
                                     (President and Chief Executive Officer)



Date: August 9, 2002             By: /s/ Bobby Hyatt
      --------------                 --------------------
                                     Bobby Hyatt
                                     (Vice President and Finance Officer)

           CERTFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                          OFFICER OF SFB BANCORP, INC.

            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

      o the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      o the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Peter W. Hampton                                     /s/ Bobby Hyatt
-----------------------                                  -------------------
Chief Executive Officer                                  Chief Financial Officer

Dated: August 9, 2002