Form 10QSB
period 2002-09-30
SFB BANCORP INC
filed 2002-11-12
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-22587

                                SFB BANCORP, INC.
             (Exact name of Registrant as specified in its Charter)

            Tennessee                                  62-1683732
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

632 East Elk Avenue, Elizabethton, Tennessee              37643
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

                            |X| Yes      |_| No

As of November 8, 2002, there were 578,247 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                            |_| Yes      |X| No

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                  Page(s)
                                                                         -------

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of December 31, 2001 and
September 30, 2002 ........................................................    3

Consolidated Statements of Comprehensive Income - (Unaudited) for
the three and nine month periods ended September 30, 2001 and 2002 ........    4

Consolidated Statements of Stockholders' Equity - (Unaudited) .............    5

Consolidated Statements of Cash Flows - (Unaudited) for the nine months
  ended September 30, 2001 and 2002 .......................................    6

Notes to (Unaudited) Consolidated Financial Statements ....................  7-8

Item 2
Management's Discussion and Analysis of Financial Condition
  and Results of Operations ............................................... 9-13

Item 3
Controls and Procedures ...................................................   14

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings .................................................   15

Item 2. Changes in Securities .............................................   15

Item 3. Defaults Upon Senior Securities ...................................   15

Item 4. Submission of Matters to a Vote of Security Holders ...............   15

Item 5. Other Information .................................................   15

Item 6. Exhibits and Reports on Form 8-K ..................................   15

Item 7. Signatures ........................................................   16

Certifications ............................................................17-19

                        SFB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)

                                                                       December 31,    September 30,
                                                                       -----------------------------
           Assets                                                         2001             2002
                                                                          ----             ----
Cash on hand                                                            $    579         $    591
Interest earning deposits                                                  6,207            4,261
Investment securities:
   Held to maturity (market value of $672
     in 2001 and $637 in 2002)                                               718              624
   Available for sale                                                        789            2,908
Loans receivable, net                                                     44,384           44,266
Mortgage-backed securities:
   Available for sale                                                      2,932            2,924
Premises and equipment, net                                                  898              926
Federal Home Loan Bank stock, at cost                                        560              579
Accrued interest receivable                                                  262              264
Other assets                                                                 128              110
                                                                        --------         --------
         Total assets                                                   $ 57,457         $ 57,453
                                                                        ========         ========
   Liabilities and Stockholders' Equity
Deposits                                                                $ 45,350         $ 44,257
Advance payments by borrowers for taxes and insurance                        198              506
Accrued expenses and other liabilities                                        99              144
Income taxes:
  Current                                                                     53              162
  Deferred                                                                   150              180
                                                                        --------         --------
         Total liabilities                                                45,850           45,249
                                                                        --------         --------
Stockholders' equity:
   Preferred stock ($.10 par value, 1,000,000 shares authorized;
   none outstanding)                                                          --               --
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued; 582,995 and 578,247 outstanding at
     December 31, 2001 and September 30, 2002, respectively)                  58               58
   Paid-in capital                                                         5,112            5,064
   Retained earnings, substantially restricted                             6,781            7,282
   Accumulated other comprehensive income                                    (20)              25
   Unearned compensation:
     Employee stock ownership plan                                          (278)            (225)
     Restricted stock plan                                                   (46)              --
                                                                        --------         --------
         Total stockholders' equity                                       11,607           12,204
                                                                        --------         --------
         Total liabilities and stockholders' equity                     $ 57,457         $ 57,453
                                                                        ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                              For Three Months Ended     For Nine Months Ended
                                                  September 30,              September 30,
                                              ----------------------     ---------------------
                                                  2001      2002            2001       2002
                                                  ----      ----            ----       ----
Interest income:
   Loans                                         $  965     $870           $2,879     $2,605
   Mortgage-backed securities                        20       34               68        101
   Investments                                       19       37               83         97
   Interest earning deposits                         45       17              107         55
                                                 ------     ----           ------     ------
         Total interest income                    1,049      958            3,137      2,858
                                                 ------     ----           ------     ------

Interest expense:
   Deposits                                         540      323            1,683      1,042
   FHLB Advances                                     --       --                1         --
                                                 ------     ----           ------     ------
         Total interest expense                     540      323            1,684      1,042
                                                 ------     ----           ------     ------
         Net interest income                        509      635            1,453      1,816

Provision for loan losses                             9        9               27         27
                                                 ------     ----           ------     ------
         Net interest income after provision
           for loan losses                          500      626            1,426      1,789

Non-interest income:
   Loan fees and service charges                     51       45              147        146
   Other                                              1        2                7          5
                                                 ------     ----           ------     ------
         Total non-interest income                   52       47              154        151
                                                 ------     ----           ------     ------

Non-interest expenses:
   Compensation                                     177      167              515        503
   Employee benefits                                 33       38               98        114
   Net occupancy expense                             37       37               99        100
   Deposit insurance premiums                         2        2                6          6
   Data processing                                   32       31               98         97
   Other                                             72       74              211        214
                                                 ------     ----           ------     ------
         Total non-interest expenses                353      349            1,027      1,034
                                                 ------     ----           ------     ------

         Income  before income taxes                199      324              553        906

Income tax expense                                   76      124              212        349
                                                 ------     ----           ------     ------

         Net income                                 123      200              341        557

Other comprehensive income                           30        5               48         45
                                                 ------     ----           ------     ------

         Comprehensive income                    $  153     $205           $  389     $  602
                                                 ======     ====           ======     ======

Earnings per share
   Basic                                         $  .22     $.36           $  .62     $ 1.01

   Diluted                                       $  .22     $.36           $  .62     $ 1.01

The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                                       Accumulated
                                                                                          Other      Unearned Compensation
                                              Common   Paid-In   Retained   Treasury  Comprehensive  ---------------------
                                              Stock    Capital    Income      Stock      Income        for ESOP   for RSP     Total
                                              -----    -------    ------      -----      ------        --------   -------     -----
Balance at December 31, 2000                  $ 77      7,392      6,539     (2,245)       (57)          (348)     (139)     11,219

Net income                                      --         --        489         --         --             --        --         489

Other comprehensive income                      --         --         --         --         37             --        --          37

Cash dividends declared ($.45 per share)        --         --       (247)        --         --             --        --        (247)

Treasury stock purchased (5,600 shares)         --         --         --        (70)        --             --        --         (70)

Retirement of treasury stock                   (19)    (2,296)        --      2,315         --             --        --          --

Compensation earned                             --         16         --         --         --             70        93         179
                                              ----    -------    -------    -------       ----          -----     -----     -------

Balance at December 31, 2001                    58      5,112      6,781         --        (20)          (278)      (46)     11,607

Net income                                      --         --        557         --         --             --        --         557

Other comprehensive income                      --         --         --         --         45             --        --          45

Cash dividend declared ($.10 per share)         --         --        (56)        --         --             --        --         (56)

Stock repurchased and retired (4,748 shares)    --        (75)        --         --         --             --        --         (75)

Compensation earned                             --         27         --         --         --             53        46         126
                                              ----    -------    -------    -------       ----          -----     -----     -------

Balance at September 30, 2002                 $ 58    $ 5,064    $ 7,282    $    --       $ 25          $(225)    $  --     $12,204
                                              ====    =======    =======    =======       ====          =====     =====     =======

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ---------------------
                                                                      2001          2002
                                                                      ----          ----
Operating activities:
   Net income                                                       $   341       $   557
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation                                                        71            73
     Provision for loan losses                                           27            27
     (Decrease) in reserve for uncollected interest                      --            (3)
     Net (decrease) increase in deferred loan fees                      (19)            6
     Accretion of discounts on investment securities, net               (20)          (21)
     Amortization of premiums on mortgage-backed securities               4             2
     Amortization of unearned compensation                              134           126
     FHLB stock dividends                                               (28)          (19)
     Change in operating assets and liabilities:
       Other assets                                                     (52)           18
       Accrued interest receivable                                       91            --
       Accrued expenses and other liabilities                            58            45
       Current income taxes                                              61           109
                                                                    -------       -------
         Net cash provided by operating activities                      668           920
                                                                    -------       -------

Investing activities:
   Maturities of investment securities held to maturity                 140           114
   Purchase of investment securities available for sale                (700)       (2,387)
   Maturities of investment securities available for sale             2,325           300
   Purchase of mortgage-backed securities
      available for sale                                                 --          (625)
   Principal payments on mortgage-backed securities
      available for sale                                                248           676
   Net increase in loans                                                730            85
   Purchase of premises and equipment                                   (72)         (101)
                                                                    -------       -------
         Net cash provided (used) by investing activities             2,671        (1,938)
                                                                    -------       -------

Financing activities:
   Net increase (decrease) in deposits                                2,088        (1,093)
    Repayment of FHLB Advances                                       (1,000)           --
   Increase in advance payments by borrowers for taxes
     and insurance                                                      305           308
   Stock repurchased                                                    (70)          (75)
   Payment of cash dividend                                             (55)          (56)
                                                                    -------       -------
         Net cash provided (used) by financing activities             1,268          (916)
                                                                    -------       -------

         Increase (decrease) in cash and cash equivalents             4,607        (1,934)

Cash and cash equivalents at beginning of period                      2,121         6,786
                                                                    -------       -------

Cash and cash equivalents at end of period                          $ 6,728       $ 4,852
                                                                    =======       =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                       $ 1,671       $ 1,026
     Income taxes                                                       152           271
                                                                    =======       =======

Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes                48            45
   Loan charge off's                                                     --            39

The accompanying notes are an integral part of these consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)

1.    Basis of Preparation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three and nine month periods ended September 30, 2002 is not necessarily indicative of the results, which may be expected for the entire year or any other future interim period.

      It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2001 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.    Earnings Per Share

      Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the three and nine months ending September 30, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                          Three months ended,
                                                         ----------------------------------------------------
                                                           September 30, 2001             September 30, 2002
                                                         ----------------------------------------------------
                                                         Income         Shares          Income         Shares
                                                         ------         ------          ------         ------
      Net Income                                          $123                          $ 200
      BASIC  EPS
        Income available to common stockholders           $123            552           $ 200            549
        Per share amount                                  $.22                          $ .36
      Effect of Dilutive Securities                       $.00                          $ .00
      DILUTED EPS
        Income available to common stockholders           $123            552           $ 200            549
        Per share amount                                  $.22                          $ .36

                                                                           Nine months ended,
                                                         ----------------------------------------------------
                                                           September 30, 2001             September 30, 2002
                                                         ----------------------------------------------------
                                                         Income         Shares          Income         Shares
                                                         ------         ------          ------         ------
      Net Income                                          $341                          $ 557
      BASIC  EPS
        Income available to common stockholders           $341            552           $ 557            549
        Per share amount                                  $.62                          $1.01
      Effect of Dilutive Securities                       $.00                          $ .00
      DILUTED EPS
        Income available to common stockholders           $341            552           $ 557            549
        Per share amount                                  $.62                          $1.01

3.    Asset Quality

      The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 2001 and September 30, 2002, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                December 31,    September 30,
                                                    2001             2002
                                                    ----             ----

                                                    (Dollars in Thousands)

      Nonaccrual loans                             $   241         $    87
      Repossessed real estate                           --              --
                                                   -------         -------
      Total nonperforming assets                   $   241         $    87
                                                   =======         =======

      Nonperforming loans to net loans                 .54%           0.20%
      Nonperforming assets to total assets             .42%           0.15%

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

Comparison of Financial Condition

The Company's assets remained unchanged for the period ended September 30, 2002, compared to December 31, 2001. Total assets at September 30, 2002 and December 31, 2001, totaled approximately $57.5 million, respectively. Given the current rate environment, the Company has been attempting to increase its yield on interest-earning assets by moving funds from cash and overnight accounts to investments and mortgage-backed securities. Total net investment and mortgage-backed securities increased $2.0 million, or 45.4% to $6.5 million at September 30, 2002.

Comparison of Results of Operations for the Three and Nine Months Ending September 30, 2001 and 2002

Net Income. Net income for the three months ended September 30, 2002 increased $77,000, or 62.6%, from $123,000 in 2001, to $200,000 in 2002. Net income increased $216,000, or 63.3%, to $557,000 for the nine months ended September 30, 2002, from $341,000 in 2001. The increase for the three months ended September 30, 2002, compared to the same three month period in 2001, was primarily the result of an increase in the net interest margin of $126,000, offset by a $48,000 increase in income tax expense. Diluted income per share increased $.14, from $.22 for the three months ended September 30, 2001, to $.36 for the three months ended September 30, 2002. The increase for the nine months ended September 30, 2002, compared to the same nine month period in 2001, was primarily the result of an increase in the net interest margin of $363,000, offset by an increase of $137,000 in income tax expense. Diluted income per share increased $.39, from $.62 for the nine months ended September 30, 2001, to $1.01 for the three months ended September 30, 2002.

Net Interest Income. Net interest income increased $126,000, from $509,000 for the three months ended September 30, 2001, to $635,000 for the three months ended September 30, 2002. Net interest income increased $363,000, from approximately $1.5 million for the nine months ended September 30, 2001, to $1.8 million for the nine months ended September 30, 2002. The increase in net interest income for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, primarily reflects an increase of approximately $228,000 in average interest-earning assets and an approximate $552,0000 decrease in average interest-bearing liabilities, combined with an increase in the interest rate spread of 122 basis points to 3.98% at September 30, 2002. The net interest margin increased 90 basis points to 4.58% for the three months ended September 30, 2002, compared to 2001. The increase in net interest income for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily reflects an increase of approximately $997,000 in average interest-earning assets and an increase in the interest rate spread of 114 basis points to 3.75% at September 30, 2002, offset by an approximate $202,000 increase in average interest-bearing liabilities. The net interest margin increased 81 basis points to 4.37% for the nine months ended September 30, 2002, compared to 2001.

Interest Income. Interest income decreased $91,000, from approximately $1.0 million for the three months ended September 30, 2001, to $958,000 for the three months ended September 30, 2002. Interest income decreased $279,000, to approximately $2.9 million for the nine months ended September 30, 2002, as compared to $3.1 million for the nine months ended September 30, 2001. The decrease for the three months ended September 30, 2002, was primarily attributable to a decrease in the average yield on interest-earning assets of 69 basis points, from 7.60% for the three months ended September 30, 2001, to 6.91% for the three months ended September 30, 2002, offset by an increase in average interest-earning assets of $228,000, from $55.2 million at September 30, 2001, to $55.4 million at September 30, 2002. The decrease for the nine months ended September 30, 2002, was primarily attributable to a decrease in the average yield on interest-earning assets of 81 basis points, from 7.69% for the nine months ended September 30, 2001, to 6.88% for the nine months ended September 30, 2002, offset by an increase in average interest-earning assets of approximately $997,000, from $54.4 million at September 30, 2001, to $55.4 million at September 30, 2002.

Interest on loans decreased $95,000 for the three months ended September 30, 2002, as compared to the same period in 2001, and $274,000 for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease in interest on loans for the three months ended September 30, 2002, primarily reflects an decrease of approximately $2.2 million in the average loans outstanding balance for 2002, compared to 2001, combined with a 44 basis point decrease in the average yield on loans from 8.30% in 2001, to 7.86% in 2002. The decrease in interest on loans for the nine months ended September 30, 2002, primarily reflects an decrease of approximately $2.7 million in the average loans outstanding balance for 2002, compared to 2001, combined with a 33 basis point decrease in the average yield on loans from 8.19% in 2001, to 7.86% in 2002.

Interest on mortgage-backed securities increased $14,000 for the three months ended September 30, 2002, compared to the three month period in 2001, and $33,000 for the nine months ended

September 30, 2002, as compared to the same period in 2001. The increase in the interest on mortgage-backed securities for the three months ended September 30, 2002, was primarily the result of an increase of approximately $1.4 million in the average invested balance of mortgage-backed securities, compared to the three month period in 2001, offset by a 58 basis point decrease in the average yield to 4.73% for the three months ended September 30, 2002. The increase in the interest on mortgage-backed securities for the nine months ended September 30, 2002, was primarily the result of an increase of approximately $1.3 million in the average invested balance of mortgage-backed securities, compared to the nine month period in 2001, offset by a 111 basis point decrease in the average yield to 4.71% for the nine months ended September 30, 2002.

Interest on investment securities increased $18,000 for the three months ended September 30, 2002, as compared to the same period in 2001, and $14,000 for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase in interest on investments for the three months ended September 30, 2002, primarily reflects a increase of approximately $2.5 million in the average investment balance for 2002, compared to 2001, offset by a 126 basis point decrease in the average yield on investments from 4.93% in 2001, to 3.67% in 2002. The increase in interest on investments for the nine months ended September 30, 2002, primarily reflects an increase of approximately $1.3 million in the average investment balance for 2002, compared to 2001, offset by a 163 basis point decrease in the average yield on investments from 5.64% in 2001, to 4.01% in 2002.

Interest on interest-earning deposits decreased $28,000 for the three months ended September 30, 2002, as compared to the same period in 2001, and $52,000 for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease in interest on interest-earning deposits for the three months ended September 30, 2002, compared to the same period in 2001, primarily reflects a decrease of approximately $1.5 million in average interest-earning deposits combined with a 159 basis point decrease in the average yield on interest-earning deposits from 3.05% in 2001, to 1.46% in 2002. The decrease in interest on interest-earning deposits for the nine months ended September 30, 2002, compared to the same period in 2001, primarily reflects a decrease of approximately 202 basis point decrease in the average yield on interest-earning deposits from 3.42% in 2001, to 1.40% in 2002, offset by an increase of approximately $1.0 million in average interest-earning deposits. The Company anticipates utilizing its cash and interest-earning deposit balances to fund future loan demand.

Interest Expense. Interest expense decreased $217,000, from $540,000 for the three months ended September 30, 2001, to $323,000 for the three months ended September 30, 2002. Interest expense decreased $642,000, from approximately $1.7 million for the nine months ended September 30, 2001, to $1.0 million for the nine months ended September 30, 2002. The decrease for the three and nine months ended September 30, 2002 was primarily the result of a 191 basis point and 195 basis point decrease in the average cost of funds as compared to the same three and nine month periods in 2001. For the three months ended September 30, 2002 the cost of funds was 2.93% and for the nine months the cost of funds was 3.13%. Since the interest rate environment stabilized in the last half of 2001, the Company has been able to re-price customer deposits at lower cost of funds. However, the Company's liabilities are more sensitive to short-term re-pricing than its assets. Accordingly, if the rate environment were to increase our interest expense could rise which would potentially result in lower margins.

Provision for Loan Losses. The provision for loan losses was $9,000 for the three months ending September 30, 2002 and 2001, respectively. The provision for loan losses was $27,000 for the nine months ending September 30, 2002 and 2001, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At September 30, 2002, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at September 30, 2002, was 413%, and nonperforming assets represented 0.15% of total consolidated assets. Nonperforming assets were $87,000 at September 30, 2002, compared to $241,000 at December 31, 2001. Management is not aware of any trends or events inherent to its loan portfolio that has not been provided for in its loan loss allowance. There, however, can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. Certain fees on new loan production and service fees on other products and services produce the income. Total non-interest income amounted to $47,000 and $151,000 for the three and nine months ended September 30, 2002, respectively, and $52,000 and $154,000 for the three and nine months ended September 30, 2001, respectively.

Non-Interest Expense. For the three month period ending September 30, 2002, non-interest expense decreased $4,000, as compared to the same period in 2001. For the nine month period ending September 30, 2002, non-interest expense increased $7,000, as compared to the same period in 2001. For the three months ended September 30, 2002, the increase was primarily the result of a combined decrease in compensation of $10,000, offset by a $5,000 increase in employee benefit expense. For the nine months ended September 30, 2002, the increase was primarily the result of a combined decrease in compensation of $12,000, offset by a $16,000 increase in employee benefit expense and $3,000 in other expenses. The decrease in compensation expense for the three and nine month periods in 2002, as compared to 2001, was primarily due to a reduction in compensation expense being recognized on the Company's Restricted Stock Plan ("RSP") that fully vested June 2002. The increase in employee benefit expense for the three and nine month periods in 2002, compared to 2001, was primarily due to expensing the monthly allocation of the Employee Stock Ownership Plan shares at a higher average fair value in 2002, as compared to 2001. The increase in other expenses for the nine months in 2002, compared to 2001, was mainly attributable to additional general operating expenses.

Income Taxes. Income tax expense for the three months ending September 30, 2002 was $124,000, compared to $$76,000 for the same period in 2001. Income tax expense for the nine months ending September 30, 2002 was $349,000 compared to $212,000 for the same period in 2001. The increase for the three and nine month periods was principally the result of higher pre-tax income. The effective tax rate for both the three and nine months in 2002 and 2001 was approximately 38%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at September 30, 2002 were approximately $755,000.

At September 30, 2002, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at September 30, 2002, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

The Bank exceeded all of its capital requirements at September 30, 2002. The Bank had the following capital ratios at September 30, 2002:

                                                                    For Capital               Categorized as
                                            Actual               Adequacy Purposes        "Well Capitalized"(1)
                                    --------------------        -------------------       ---------------------
                                     Amount        Ratio        Amount        Ratio        Amount        Ratio
                                    --------------------        -------------------        -------------------
As of September 30, 2002:

Total Capital
   (to risk weighted assets)        $11,680        36.0%        $2,596         8.0%        $3,244        10.0%

Tier I Capital
   (to risk weighted assets)        $11,319        34.9%        $1,298         4.0%        $1,947         6.0%

Tier I Capital
   (to total assets)                $11,319        19.9%        $1,705         3.0%        $2,842         5.0%

Tangible Capital
   (to total assets)                $11,319        19.9%        $  853        1.50%        $2,842         5.0%

(1)   As categorized under the Prompt Corrective Action Provisions.

Item 3.

                             CONTROLS AND PROCEDURES

      a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

      b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Part II.                        OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

                                        SFB Bancorp, Inc.


Date: November 8, 2002                  By /s/ Peter W. Hampton
      ----------------                     -------------------
                                           Peter W. Hampton
                                           (President and Chief Executive
                                           Officer)


Date: November 8, 2002                 By /s/ Bobby Hyatt
      ----------------                     -------------------
                                           Bobby Hyatt
                                           (Vice President and Finance Officer)

     CERTFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                               SFB BANCORP, INC.

          PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Peter W. Hampton, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of SFB Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                  By /s/ Peter W. Hampton
      ---------------------                --------------------
                                           Peter W. Hampton
                                           (President and Chief Executive
                                           Officer)

I, Bobby Hyatt, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of SFB Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                  By /s/ Bobby Hyatt
      ---------------------                --------------------
                                           Bobby Hyatt
                                           (Vice President and Finance Officer)

           CERTFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                          OFFICER OF SFB BANCORP, INC.

            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-QSB, that:

      o the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      o the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.


/s/ Peter W. Hampton                    /s/ Bobby Hyatt
--------------------                    ---------------
Chief Executive Officer                 Chief Financial Officer

Dated: November 8, 2002