Form 10KSB
period 2002-12-31
SFB BANCORP INC
filed 2003-03-28
CIK 1035371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 2002

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from              to             .
                                     ------------    ------------

                           Commission File No. 0-22587

                                SFB Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Tennessee                                                    62-168373
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
Organization)                                                Identification No.)

632 East Elk Avenue, Elizabethton, Tennessee                 37643
--------------------------------------------                 -----
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

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

      State issuer's revenues for its most recent fiscal year: $4,016,000

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 26, 2003 was approximately $8.7 million.

      As of March 28, 2003, there were issued and outstanding 570,522 shares of the registrant's Common Stock.

      Transition Small Business Disclosure Format (check one): YES | | NO |X|

                              DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2002. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2002. (Part III)

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

      The following table sets forth certain financial ratios for the Company for the dates indicated.
                                                       At December 31,
                                                  -----------------------
                                                   2001             2002
                                                  ------           ------

     Return on average assets ..........            0.86%            1.26%

     Return on average equity ..........            4.35%            6.17%

     Average equity to average assets ..           19.76%           20.43%

     Dividend payout ...................           50.51%           15.46%

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

Lending Activities

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                              December 31,
                                             ---------------------------------------------
                                                      2001                    2002
                                             ---------------------------------------------
                                               Amount     Percent      Amount     Percent
                                             ---------   ---------   ---------   ---------
Type of Loans:
Real Estate Loans:
  One- to four-family ....................   $  28,678       63.46   $  28,165       62.41
  Construction ...........................         995        2.20       2,044        4.53
  Commercial .............................       2,286        5.06       2,436        5.40
  Multi-family residential ...............       3,679        8.14       3,621        8.02
  Land ...................................       3,378        7.47       2,999        6.64
Commercial business loans ................       2,630        5.82       3,157        7.00
Consumer Loans:
  Automobile loans .......................       2,715        6.01       2,043        4.53
  Share loans ............................         289         .64         250         .55
  Other ..................................         543        1.20         416         .92
                                             ---------   ---------   ---------   ---------
  Total loans ............................      45,193      100.00      45,131      100.00
                                                         =========               =========
Less:
  Loans in process .......................         423                     882
  Deferred loan origination fees and costs          13                       6
  Allowance for loan losses ..............         373                     363
                                             ---------               ---------
  Total loans, net .......................   $  44,384               $  43,880
                                             =========               =========

Loan Maturity Tables

      The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at December 31, 2002. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                         Due      Due after
                                       within     1 through   Due after
                                       1 year      5 years     5 years      Total
                                      ---------   ---------   ---------   ---------
                                                     (In Thousands)
One- to four-family residential ...   $      81   $   1,373   $  26,711   $  28,165
Construction ......................       1,385          --         659       2,044
Commercial real estate ............          --       1,146       1,290       2,436
Multi-family residential ..........          --         127       3,494       3,621
Land ..............................       1,208       1,139         652       2,999
Commercial business loans .........       1,748       1,206         203       3,157
Consumer ..........................         812       1,855          42       2,709
                                      ---------   ---------   ---------   ---------
  Total Amount Due ................   $   5,234   $   6,846   $  33,051   $  45,131
                                      =========   =========   =========   =========

      The following table sets forth the dollar amount of all loans due after December 31, 2002, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                      Floating
                                                        or
                                        Fixed        Adjustable
                                        Rates          Rates          Total
                                       -------        -------        -------

                                                   (In Thousands)

One- to four-family residential        $27,493        $   592        $28,085
Construction ..................            659             --            659
Commercial real estate ........          2,436             --          2,436
Multi-family residential ......          3,558             63          3,621
Land ..........................          1,346            445          1,791
Commercial business loans
and consumer ..................          3,241             64          3,305
                                       -------        -------        -------
 Total ........................        $38,733        $ 1,164        $39,897
                                       =======        =======        =======

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

      Security Federal also offers adjustable rate mortgage loans. The interest rate on adjustable rate mortgage loans is based on an index plus a stated margin. The Bank may offer discounted initial interest rates on adjustable rate mortgage loans but the Bank requires that the borrower qualify for the adjustable rate mortgage loans at the fully indexed rate (the index rate plus the margin). Adjustable rate mortgage loans provide for periodic interest rate adjustments upward or downward of up to 2% per adjustment. The interest rate may not increase more than 5% over the life of the loan and generally may not decrease below the initial interest rate. Adjustable rate mortgage loans typically reprice every one, three or five years and provide for terms of up to 30 years.

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

      Loan Commitments. Verbal commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2002, commitments to cover originations of mortgage loans and undisbursed funds for loans-in-process were approximately $927,000 and $882,000 respectively.

      Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15 and there were no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.


                                                                          At December 31,
                                                                          ---------------

                                                                         2001         2002
                                                                         ----         ----
Loans accounted for on a nonaccrual basis:

Real estate loans:

  One- to four-family residential                                        $218         $183

  Construction ..................................................          --           --

  Commercial ....................................................          --           --

  Multi-family residential ......................................          --           --

  Land ..........................................................          --           --

Commercial business and consumers ...............................          23            6
                                                                         ----         ----

    Total nonaccrual loans ......................................         241          189

Accruing loans which are contractually past due 90 days or more .          --           --
                                                                         ----         ----

    Total nonperforming loans ...................................         241          189

Real estate owned ...............................................          --           --
                                                                         ----         ----

Total nonperforming assets ......................................        $241         $189
                                                                         ====         ====

Nonaccrual and 90 days past due as a percentage of net loans ....        0.53%        0.43%
                                                                         ====         ====

Nonaccrual and 90 days past due as a percentage of total assets .        0.42%        0.33%
                                                                         ====         ====

Total nonperforming assets as a percentage of total assets ......        0.42%        0.33%
                                                                         ====         ====

      At December 31, 2002, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." Assets that are inadequately protected by the current net worth and pay capacity of the obligor or by the collateral pledged, if any, are considered substandard. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected and those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that there continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that does not currently warrant classification in one of the aforementioned categories.

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

      In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2002, the Bank had classified approximately $255,000 of assets as substandard. The Bank did not have any assets classified as special mention or doubtful.

      Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2002, the Bank had no foreclosed real estate.

      Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in the loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) known deteriorations in concentrations of credit, certain classes of loans, or pledged collateral, (ii) historical loss experience based on the volume and type of loans, (iii) trends in portfolio volume, maturity and composition, (iv) volume and trends in delinquencies and nonaccruals, (v) national and local economic conditions, and (vi) experience, ability and depth of the lending department staff.

      Management monitors the allowance for loan losses and makes additions to the allowance as economic conditions dictate. There can be no assurance that the allowance for losses will be adequate to cover losses, which may in fact be realized in the future, and that additional provisions for losses will not be required.

      The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                              At December 31,
                                                                         --------------------------
                                                                           2001              2002
                                                                         --------------------------
                                                                           (Dollars in Thousands)
Total loans outstanding .........................................        $ 45,193          $ 45,131
                                                                         ========          ========

Average loans outstanding .......................................        $ 46,343          $ 44,284
                                                                         ========          ========

Allowance at beginning of period ................................        $    347          $    373

Provision .......................................................              36                36

Recoveries ......................................................              --                --

Charge-offs .....................................................             (10)              (46)
                                                                         --------          --------

Allowance at end of period ......................................        $    373          $    363
                                                                         ========          ========

Allowance for loan losses as a percent of total loans outstanding            0.83%             0.80%
                                                                         ========          ========

Net loans charged off as percent of average loans outstanding ...            0.02%             0.10%
                                                                         ========          ========
Ratio of allowance to nonperforming loans .......................          154.86%           192.24%
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

                                                                   At December 31,
                                             ---------------------------------------------------------
                                                       2001                           2002
                                             ---------------------------------------------------------
                                                             Percent of                       Percent of
                                                             Loans in                         Loans in
                                                               Each                             Each
                                                             Category to                      Category to
                                              Amount         Total Loans       Amount         Total Loans
                                              ------         -----------       ------         -----------
                                                              (Dollars in Thousands)
  One- to four-family residential ...        $    145           63.46%        $    136           62.41%

  Construction ......................              33            2.20               42            4.53

  Commercial ........................              49            5.06               49            5.40

  Multi-family residential ..........              38            8.14               36            8.02

  Land ..............................              37            7.47               33            6.64

  Commercial business and consumer ..              71           13.67               67           13.00
                                             --------        --------         --------        --------

     Total allowance for loan losses         $    373          100.00%        $    363          100.00%
                                             ========        ========         ========        ========

Investment Activities

      General. The Bank is required under federal regulations to maintain a sufficient level of liquid assets, (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investment securities held to maturity in accordance with SFAS No. 115. At December 31, 2002, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits, as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

      The Bank's investment securities available for sale and investment securities held to maturity portfolios at December 31, 2002 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

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

Investment Activities

      Investment Portfolio. The following table sets forth the carrying value of the Company's securities at the dates indicated. At December 31, 2002, the approximate fair value of the Company's securities available for sale was $5,350,000 resulting in a net unrealized gain of $52,000.

                                                              At December 31,
                                                            --------------------
                                                             2001          2002
                                                            --------------------
                                                                (Dollars in
                                                                 Thousands)
U.S. government and agency securities available for         $  597        $2,468
sale
U.S. government securities .........................           513           539
Political subdivision notes ........................           205            53
Mortgage-backed securities available for sale ......         2,932         2,396
Certificate of Deposits ............................           192           486
FHLB Stock .........................................           560           586
                                                            ------        ------
  Total ............................................        $4,999        $6,528
                                                            ======        ======

The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at December 31, 2002. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                       December 31, 2002
                        -------------------------------------------------------------------------------------------------------
                             Less than           1 to            Over 5 to             Over 10                     Total
                              1 year            5 years           10 years              Years                   Securities
                        -------------------------------------------------------------------------------------------------------
                        Carrying  Average Carrying  Average  Carrying  Average   Carrying  Average  Carrying            Market
                         Value    Yield     Value    Yield     Value    Yield     Value     Yield     Value    Yield     Value
                         ------   ------    ------   ------    ------   ------    ------    ------    ------   ------    ------
                                                                   (Dollars in Thousands)
U.S. government and
  Agencies securities
  Available for sale .   $   --       --%   $1,777     3.67%   $  691     5.46%   $   --      --%    $2,468     4.17%   $2,468
U.S. government
Securities ...........       --       --        --       --        --       --       539     5.08       539     5.08       559
Political subdivision
Notes ................       53     4.57        --       --        --       --        --       --        53     4.57        53
Mortgage-backed
  Securities available
  For sale:
  GNMA ...............       --       --        --       --        --       --       180     5.91       180     5.91       180
  FHLMC ..............       --       --        --       --         1    16.25        19     6.00        20     6.27        20
  FHLMC Remic ........       --       --        --       --        --       --       953     5.75       953     5.75       953
  FNMA ...............       --       --        --       --        --       --       212     4.64       212     4.64       212
  FNMA Remic .........       --       --       346     3.26       212     3.66       473     3.44     1,031     3.42     1,031

Certificate of
Deposits .............       --       --       486     3.59        --       --        --       --       486     3.59       486
FHLB stock (1) .......       --       --        --       --        --       --       586     4.74       586     4.74       586
                         ------             ------             ------             ------             ------             ------
  Total ..............   $   53     4.57%   $2,609     3.60%   $  904     5.04%   $2,962     4.99%   $6,528     4.44%   $6,548
                         ======   ======    ======   ======    ======   ======    ======   ======    ======   ======    ======

----------
(1)   Recorded at cost.

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

      Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 2002, the Bank had no brokered accounts.

      Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of December 31, 2002.

                                                         Time Deposits
                             Maturity Period              (Dollars in
                             ---------------               Thousands)
                                                           ----------
             Within three months .................          $  868
             More than three through six months ..             415
             More than six through nine months ...             851
             Over nine months ....................           7,612
                                                            ------
                     Total .......................          $9,746
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

Employees

      At December 31, 2002 the Bank had 19 full-time and 2 part-time employees. A collective bargaining group represents none of the Bank's employees. The Bank believes that its relationship with its employees is good.

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

      As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. Where the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the GLB Act did not affect the Company's freedom from activity restrictions as a unitary savings and loan holding company. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

      The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

      The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2003 at 0 basis points to 27 basis points of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.68 basis points of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017 through 2019.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total tangible assets, (2) core or leverage capital equal to 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2002, the Bank was in compliance with its regulatory capital requirements.

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

      In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2002, the Bank was classified as "well capitalized."

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

      Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by meeting a "business operations test" which requires the primary operations consist of acquiring the savings of the public and investing in loans and a "60 percent off assets test" which requires maintaining at least 60% of its assets in specified types of assets that thrifts normally hold, except loans that are not educational loans, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include without limits, residential mortgages and related equity investments, certain mortgage-related securities, small business loans, educational loans, credit card loans, FHLB stock and obligations of certain agencies the FDIC. Certain assets are limited to 20% of portfolio assets, such as 50% of certain community development loans, FNMA and FHLMC stock and others as defined by the regulation). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets not exceeding 20 percent of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least eight out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2002, the Bank was in compliance with its QTL requirement, with 70.11% of its assets invested in Qualified Thrift Investments.

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

The GLB of 1999 required the FHLB to develop a new capital structure that produces a more permanent source of capital and facilitates compliance with new risk-based capital requirements. On June 12, the Federal Housing Finance Board
(FHFB) approved the FHLB's capital plan. The amended capital plan was approved by the FHFB on November 13. The implementation date of the new plan was December 30, 2002. Under the new plan the for continued membership, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to 15 basis points times total assets for membership stock plus 2% of any outstanding advances for activity stock, subject further to the provisions of the plan. At December 31, 2002, the Bank was in compliance with this requirement.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 2002 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

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

      (d)   Outstanding Grants/Awards

            (i)   Plans and individual arrangements approved by shareholders


                                          Number of Securities           Value of Unexercised
                             Value       Underlying Unexercised          In-The-Money Options
    Shares Acquired        Realized       Options at FY-End (#)              at FY-End (#)                  Shares remaining
    on Exercise (#)          ($)(1)     Exercisable/Unexercisable    Exercisable/Unexercisable (1)        available for grant
    ---------------          ------     -------------------------    -----------------------------        -------------------
           0                   0               73,630 / 0                      $ 0 / $0                          3,070

---------
(1) Based upon an exercise price of $16.69 per share and estimated price of $16.32 at December 31, 2002.

            (ii)  Plans and individual arrangements not approved by shareholders

                  None

Item 12.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K

      (a) Listed below are all financial statements and exhibits filed as part of this report.

            (1) The consolidated balance sheets of SFB Bancorp, Inc. and subsidiary as of December 31, 2001 and 2002 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2002, together with the related notes and the independent auditors' report of Crisp Hughes Evans LLP, independent certified public accountants.

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

            13    Portions of the 2002 Annual Report to Stockholders

            21 Subsidiaries of the Registrant (See "Item 1- Description of Business)

            23    Consent of Crisp Hughes Evans LLP

      (b)   Not applicable.

-----------
* Incorporated by reference to the registration statement on Form SB-2 (File No. 333-23505) declared effective by the SEC on April 14, 1997.

** Incorporated by reference to the proxy statement for the annual meeting of stockholders on June 1, 1999 and filed with the SEC on April 17, 1999.

Item 14. Controls and Procedures

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

                                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2003.

                                    SFB BANCORP, INC.

                                    By:/s/ Peter W. Hampton
                                       --------------------------------------
                                       Peter W. Hampton
                                       President, C.E.O. and Director
                                       (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 2003.

/s/ Peter W. Hampton                            /s/ Donald W. Tetrick
------------------------------------            -------------------------------
Peter W. Hampton                                Donald W. Tetrick
President and Director                          Director
(Principal Executive Officer)

/s/ Peter W. Hampton, Jr.                       /s/ John R. Crockett, Jr.
------------------------------------            -------------------------------
Peter W. Hampton, Jr.                           John R. Crockett, Jr.
Secretary, Treasurer and Director               Director

/s/ Julian T. Caudill                           /s/ Michael L. McKinney
------------------------------------            -------------------------------
Julian T. Caudill                               Michael L. McKinney
Vice President and Director                     Director

/s/ Bobby Hyatt
------------------------------------
Bobby Hyatt
Vice President and Finance Officer

     CERTFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                               SFB BANCORP, INC.

          PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Peter W. Hampton, certify that:

1.  I have reviewed this annual report on Form 10-KSB of SFB Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                       By  /s/ Peter W. Hampton
                                             ---------------------
                                             Peter W. Hampton
                                             (President and Chief Executive
                                             Officer)

I, Bobby Hyatt, certify that:

1.    I have reviewed this annual report on Form 10-KSB of SFB Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                       By  /s/ Bobby Hyatt
                                             -----------------------------------
                                             Bobby Hyatt
                                            (Vice President and Finance Officer)

          CERTFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                          OFFICER OF SFB BANCORP, INC.

            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-KSB, that:

      o the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      o the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

/s/ Peter W. Hampton                                /s/ Bobby Hyatt
--------------------------------                    ----------------------------
Chief Executive Officer                             Chief Financial Officer

Dated: March 27, 2003