Form 10QSB
period 2003-03-31
SFB BANCORP INC
filed 2003-05-13
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                        |X| Yes           |_| No

As of May 13, 2003, there were 570,522 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                        |_| Yes           |X| No

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                      Page(s)
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of December 31, 2002 and March 31, 2003.............3

Consolidated Statements of Comprehensive Income - (Unaudited) for the three month periods ended March 31, 2002 and 2003 .....................................................4

Consolidated Statements of Stockholders' Equity - (Unaudited)....................................5

Consolidated Statements of Cash Flows - (Unaudited) for the three months ended March 31, 2002 and 2003..................................................................6

Notes to (Unaudited) Consolidated Financial Statements.........................................7-8

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................................9-12

Item 3.
Controls and Procedures.........................................................................13

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................14

Item 2.  Changes in Securities..................................................................14

Item 3.  Defaults Upon Senior Securities........................................................14

Item 4.  Submission of Matters to a Vote of Security Holders....................................14

Item 5.  Other Information......................................................................14

Item 6.  Exhibits and Reports on Form 8-K.......................................................14

Item 7.  Signatures.............................................................................15

Certifications...............................................................................16-17

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                           December 31,        March 31,
                                                                           -----------------------------
           Assets                                                             2002              2003
                                                                              ----              ----
Cash on hand                                                                $    654          $    494
Interest earning deposits                                                      4,309             7,150
                                                                            --------          --------
         Cash and cash equivalents                                             4,963             7,644

Investment securities:
   Held to maturity (market value of $612 in 2002 and $597 in 2003)              592               560
   Available for sale                                                          2,954             2,775
Loans receivable, net                                                         43,880            42,870
Mortgage-backed securities:
   Available for sale                                                          2,396             1,736
Premises and equipment, net                                                      850               835
Federal Home Loan Bank stock, at cost                                            586               591
Accrued interest receivable                                                      266               267
Other assets                                                                     125               155
                                                                            --------          --------

         Total assets                                                       $ 56,612          $ 57,433
                                                                            ========          ========

   Liabilities and Stockholders' Equity

Deposits:
   Non-interest-bearing                                                     $  1,341          $  1,376
   Interest-bearing                                                           42,271            42,897
                                                                            --------          --------
         Total deposits                                                       43,612            44,273

Advance payments by borrowers for taxes and insurance                            184               307
Accrued expenses and other liabilities                                            73                78
Income taxes:
   Current                                                                       203               146
   Deferred                                                                      216               210
                                                                            --------          --------
         Total liabilities                                                    44,288            45,014
                                                                            --------          --------

Stockholders' equity:
   Common stock ($.10 par value, 4,000,000 shares authorized;
     767,000 shares issued; 578,247 and 570,522 outstanding at
     December 31, 2002 and March 31, 2003, respectively)                          58                58
   Paid-in capital                                                             5,074             4,957
   Retained income, substantially restricted                                   7,388             7,573
   Treasury stock at cost (1,300 shares at December 31, 2002)                    (21)               --
   Accumulated other comprehensive income                                         32                22
   Unearned compensation:
     Employee stock ownership plan                                              (207)             (191)
                                                                            --------          --------
         Total stockholders' equity                                           12,324            12,419
                                                                            --------          --------

         Total liabilities and stockholders' equity                         $ 56,612          $ 57,433
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

                        SFB BANCORP, INC. AND SUBSIDIARY

                  Consolidated Statements Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                         For Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2002          2003
                                                           ----          ----
Interest income:
   Loans                                                  $ 871         $ 825
   Mortgage-backed securities                                33            21
   Investments                                               27            37
   Interest earning deposits                                 20            12
                                                          -----         -----
         Total interest income                              951           895
                                                          -----         -----

Interest expense:
   Deposits                                                 380           270
                                                          -----         -----
         Total interest expense                             380           270
                                                          -----         -----

         Net interest income                                571           625

Provision for loan losses                                     9             9
                                                          -----         -----
         Net interest income after provision
           for loan losses                                  562           616
                                                          -----         -----

Non-interest income:
   Loan fees and service charges                             55            45
   Other                                                      2             2
                                                          -----         -----
         Total non-interest income                           57            47
                                                          -----         -----

Non-interest expenses:
   Compensation                                             156           169
   Employee benefits                                         35            42
   Net occupancy expense                                     31            37
   Deposit insurance premiums                                 2             2
   Data processing                                           34            34
   Other                                                     66            77
                                                          -----         -----
         Total non-interest expenses                        324           361
                                                          -----         -----

         Income before income taxes                         295           302

Income tax expense                                          114           117
                                                          -----         -----

         Net income                                       $ 181         $ 185

Other comprehensive loss                                    (16)          (10)
                                                          -----         -----

         Comprehensive income                             $ 165         $ 175
                                                          =====         =====

Earnings per share:

Basic                                                     $ .33         $ .34

Diluted                                                   $ .33         $ .34

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                                 Accumulated
                                                                                     Other        Unearned Compensation
                                   Common    Paid-In       Retained    Treasury  Comprehensive    ---------------------
                                   Stock     Capital        Income      Stock       Income        for ESOP      for RSP      Total
                                   -----     -------        ------      -----       ------        --------      -------      -----
Balance at December 31, 2001            58      5,112         6,781         --          (20)         (278)         (46)      11,607

Net income                              --         --           718         --           --            --           --          718

Other comprehensive income              --         --            --         --           52            --           --           52

Cash dividends declared
  ($.20 per share)                      --         --          (111)        --           --            --           --         (111)

Treasury stock purchased
  (6,048 shares)                        --         --            --        (96)          --            --           --          (96)

Retirement of treasury stock
  (4,748 shares)                        --        (75)           --         75           --            --           --           --

Compensation earned                     --         37            --         --           --            71           46          154
                                   -------    -------       -------      -----       ------       -------       ------     --------

Balance at December 31, 2002       $    58    $ 5,074       $ 7,388      $ (21)      $   32       $  (207)      $   --     $ 12,324

Net income                              --         --           185         --           --            --           --          185

Other comprehensive income              --         --            --         --          (10)           --           --          (10)

Treasury stock purchased
  (6,425 shares)                        --         --            --       (107)          --            --           --         (107)

Retirement of treasury stock
  (7,725 shares)                        --       (128)           --        128           --            --           --           --

Compensation earned                     --         11            --         --           --            16           --           27
                                   -------    -------       -------      -----       ------       -------       ------     --------

Balance at March 31, 2003          $    58    $ 4,957       $ 7,573      $  --       $   22       $  (191)      $   --     $ 12,419
                                   =======    =======       =======      =====       ======       =======       ======     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    ---------------------
                                                                                     2002          2003
                                                                                     ----          ----
Operating activities:
   Net income                                                                       $   181       $   185
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                                        23            26
     Provision for loan losses                                                            9             9
     Net increase (decrease) in deferred loan fees                                       (2)            7
     Accretion of discounts on investment securities, net                                (7)           (7)
     Amortization of premiums on mortgage-backed securities                               1             6
     Amortization of unearned compensation                                               47            27
     FHLB stock dividends                                                                (6)           (5)
     Change in operating assets and liabilities:
       Other assets                                                                      27           (30)
       Accrued interest receivable                                                       (8)           (1)
       Accrued expenses and other liabilities                                            18             5
       Current income taxes                                                              85           (57)
                                                                                    -------       -------
         Net cash provided by operating activities                                      368           165
                                                                                    -------       -------

Investing activities:
   Maturities of investment securities held to maturity                                  37            39
   Purchase of investment securities available for sale                                (901)         (379)
   Maturities of investment securities available for sale                                --           550
   Principal payments on mortgage-backed securities
     available for sale                                                                 209           645
   Net (increase) decrease in loans                                                     (92)          995
   Purchase of premises and equipment                                                   (64)          (11)
                                                                                    -------       -------
         Net cash provided (used) by investing activities                              (811)        1,839
                                                                                    -------       -------

Financing activities:
   Net increase (decrease) in deposits                                                 (428)          661
   Increase in advance payments by borrowers for
     taxes and insurance                                                                129           123
   Proceeds from FHLB Advances                                                           --            --
   Repayment of FHLB Advances                                                            --            --
   Treasury stock purchased                                                              --          (107)
                                                                                    -------       -------
         Net cash provided (used) by financing activities                              (299)          677
                                                                                    -------       -------

         Increase (decrease) in cash and cash equivalents                              (742)        2,681

Cash and cash equivalents at beginning of period                                      6,786         4,963
                                                                                    -------       -------

Cash and cash equivalents at end of period                                          $ 6,044       $ 7,644
                                                                                    =======       =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                       $   374       $   265
     Income taxes                                                                        49           291
                                                                                    =======       =======

Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     Securities available for sale, net of deferred taxes                           $   (16)      $   (10)
   Loan charge off's                                                                     15            --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                         (Tabular amounts in thousands)

1.    Basis of Preparation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three month period ended March 31, 2003 is not necessarily indicative of the results, which may be expected for the entire year or any other future interim period.

      It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2002 which are included in the Form 10-KSB by reference (file no. 0-22587).

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

      For the period ended March 31, 2002 and 2003, net income available to the common stockholders in both the basic and diluted computations was equal to net income. For purposes of the diluted earnings per share calculation, there was no dilutive effect for the stock options for the periods ended March 31, 2002 and 2003.

      Earnings per common share have been computed based on the following:

                                                           March 31,   March 31,
                                                             2002        2003

      Net income applicable to common stock                $    181    $    185
                                                           ========    ========
      Average number of common shares outstanding               549         540
      Effect of dilutive options                                 --          --
                                                           --------    --------
      Average number of common shares outstanding
        used to calculate diluted earnings per common
        Share                                                   549         540
                                                           ========    ========

3.    Asset Quality

      The following table sets forth information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 2002 and March 31, 2003, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                        December 31,   March 31,
                                                            2002         2003
                                                            ----         ----

         Nonaccrual loans                                 $   189       $   265
         Repossessed real estate                               --            --
                                                          -------       -------
         Total nonperforming assets                       $   189       $   265
                                                          =======       =======

         Nonperforming loans to net loans                     .43%          .62%
         Nonperforming assets to total assets                 .33%          .46%

4.    Stock Based Compensation

      On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

      The provisions of SFAS 148 are not applicable if the result of recording stock-based compensation for the reporting period is not material. Accordingly, for the current reporting period if the Company had recorded stock-based compensation the effects would not have been material.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2003

Net Income. Net income increased $4,000, or 2.2%, for the three months ended March 31, 2003, to $185,000, compared to $181,000 for the three months ended March 31, 2002. The increase was primarily the result of an increase in the net interest margin of $54,000, offset by a $10,000 decrease in non-interest income and a $37,000 increase in other non-interest expenses for the three month period in 2003, as compared 2002. Diluted income per share increased $.01, from $.33 for the three month ended March 31, 2002, to $.34 for the three months ended March 31, 2003.

Net Interest Income. Net interest income increased approximately $54,000, or 9.5%, from $571,000 for the three months ended March 31, 2002, to $625,000 for the three months ended March 31, 2003. The increase in net interest income for the three month period in 2003, as compared to the same period in 2002, primarily reflects a 93 basis point decrease in the Company's average cost of funds to 2.46% and an approximate $837,000 decrease in average interest-bearing liabilities. The interest rate spread increased from 3.48% for the three months ending March 31, 2002, to 4.00% for the three months ending March 31, 2003, while the net interest margin increased 38 basis points to 4.51% for the three months ended March 31, 2003.

Interest Income. Total interest income decreased $56,000, or 5.9%, from approximately $951,000 for the three months ended March 31, 2002, to approximately $895,000 for the three months ended March 31, 2003. The decrease in 2003, as compared to 2002, was attributable to a 41 basis point decrease in the average yield on interest-earning assets, from 6.87% for 2002, to 6.46% for 2003.

Interest on loans decreased $46,000 for the three months ended March 31, 2003, as compared to the three-month period in 2002. The decrease primarily reflects an approximate $981,000 decrease in average loans outstanding, combined with a decrease in the average yield on average loans outstanding of 25 basis points, from 7.87% for 2002, to 7.62% for 2003. Loans receivable are the largest interest-earning asset held in the Company's portfolio.

Interest on mortgage-backed securities decreased $12,000 for the three months ended March 31, 2003, compared to the three-month period in 2002. The decrease in the interest on mortgage-backed securities was primarily the result of an decrease of approximately $798,000 in the average invested balance of mortgage-backed securities for the three months ended March 31, 2003, compared to the three-month period in 2002, and a 47 basis point decrease in the average yield to 4.29% for the three months ended March 31, 2003.

Interest on investment securities increased approximately $10,000 for the three months ended March 31, 2003, as compared to the three-month period in 2002. The increase in interest on investments primarily reflects a $1.4 million increase in the average investment balance for the three-month period in 2003, compared to 2002, offset by a 49 basis point decline in the average yield on investments.

Interest on interest-earning deposits decreased $8,000 for the three months ended March 31, 2003, compared to the three-month period in 2002. The decrease in interest on interest-earning deposits primarily reflects a 65 basis point decline in the average yield on interest-earning deposits for the three months ended March 31, 2003, compared to the three month period in 2002, offset by an increase of approximately $348,000 in the average balance of interest-earning deposits. The Company anticipates utilizing its cash and interest-earning deposit balances to fund future loan demand.

Interest Expense. Interest expense decreased $110,000, or 28.9%, from $380,000 for the three months ended March 31, 2002, to $270,000 for the three months ended March 31, 2003. The decrease for the three months ended March 31, 2003 was primarily the result of a 93 basis point decrease in the average cost of funds, combined with an approximate $837,000 decrease in average interest-bearing liabilities. Under the current rate environment the Company has experienced above normal net interest margins. This is mainly attributable to the Company's liabilities being more sensitive to short-term re-pricing than its assets. If the rate environment were to increase our interest expense could rise faster than our interest income potentially resulting in lower net interest margins.

Provision for Loan Losses. The provision for loan losses for three-month period ended March 31, 2002 and 2003 was $9,000, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At March 31, 2003, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at March 31, 2003, was 139.9%, and nonperforming assets represented 0.46% of total consolidated assets. Management is not aware of any trends or events inherent to its loan portfolio that has not been provided for in its loan loss allowance. There, however, can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. Fees on new loan production and service fees on other products and services produce the income. Total non-interest income amounted to $57,000 and $47,000 for 2002 and 2003, respectively.

Non-Interest Expense. Non-interest expense increased $37,000, from approximately $324,000 for the three month period ended March 31, 2002, to approximately $361,000 for the three-month period in 2003. The increase was the result of an increase of $13,000 in compensation expense, $7,000 employee benefit expense, $6,000 net occupancy expense and $11,000 other expenses. The increase in compensation expense for the three-month period in 2003, as compared to 2002, was primarily due to normal compensatory raises and expenses associated with the payment of dividend equivalency rights in the first quarter 2003 for the cash dividend paid in December 2002. The increase in employee benefit expense for the three-month period in 2003, compared to 2002, was primarily due to expensing the monthly allocation of the Employee Stock Ownership Plan shares at a higher average fair value in 2003, as compared to 2002. The increase in net occupancy and other expenses for the three-months in 2003, compared to 2002, was mainly attributable to additional occupancy and general operating expenses.

Income Taxes. Income tax expense for the three months ended March 31, 2003, increased $3,000, to $117,000, compared to the same period in 2002. The increase was primarily the result of higher pre-tax income. The effective tax rate for the three months ended March 31, 2002 and 2003 was approximately 39%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at March 31, 2003 were approximately $1.3 million.

At March 31, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at March 31, 2003, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

The Bank exceeded all of its capital requirements at March 31, 2003. The Bank had the following capital ratios at March 31, 2003:

                                                                        For Capital               Categorized as
                                               Actual                Adequacy Purposes         "Well Capitalized"(1)
                                       ------------------------    -----------------------    ------------------------
                                          Amount       Ratio          Amount      Ratio          Amount       Ratio
                                       ------------------------    -----------------------    ------------------------
      As of March 31, 2003:

      Total Capital
         (to risk weighted assets)     $   12,093       37.8%      $    2,562       8.0%      $    3,202       10.0%

      Tier I Capital
         (to risk weighted assets)     $   11,722       36.6%      $    1,281       4.0%      $    1,921        6.0%

      Tier I Capital
         (to total assets)             $   11,722       20.6%      $    1,708       3.0%      $    2,847        5.0%

      Tangible Capital
         (to total assets)             $   11,722       20.6%      $      854       1.5%      $    2,847        5.0%

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

Part II.                        OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2003, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

      4     Specimen Stock Certificate *

      10    Employment Agreement with Peter W. Hampton *

      10.1  SFB Bancorp, Inc. 1998 Stock Option Plan **

      10.2  Security Federal Bank Restricted Stock Plan **

      99.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

                                      SFB Bancorp, Inc.


Date: May 13, 2003                    By /s/ Peter W. Hampton
                                         ---------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)


Date: May 13, 2003                    By /s/ Bobby Hyatt
                                         ---------------------------------------
                                         Bobby Hyatt
                                         (Vice President and Finance Officer)

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


Date: May 13, 2003                    By /s/ Peter W. Hampton
                                         ---------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)

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


Date: May 13, 2003                       By /s/ Bobby Hyatt
                                            ------------------------------------
                                            Bobby Hyatt
                                            (Vice President and Finance Officer)

Exhibit 99.1 CERTFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF SFB BANCORP, INC.