Form 10QSB
period 2003-06-30
SFB BANCORP INC
filed 2003-08-08
CIK 1035371

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

                              |X| Yes       |_| No

As of August 8, 2003, there were 570,522 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                              |_| Yes       |X| No

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                             Elizabethton, Tennessee

                                      Index

PART I.                                                                                               Page(s)
                                                                                                      -------
FINANCIAL INFORMATION

Item 1
Financial Statements

Consolidated Balance Sheets- (Unaudited) as of December 31, 2002 and June 30, 2003 .................       3

Consolidated Statements of Comprehensive Income - (Unaudited) for the three and six month periods
   ended June 30, 2002 and 2003 ....................................................................       4

Consolidated Statements of Stockholders' Equity - (Unaudited) ......................................       5

Consolidated Statements of Cash Flows - (Unaudited) for the six months
  ended June 30, 2002 and 2003 .....................................................................       6

Notes to (Unaudited) Consolidated Financial Statements .............................................     7-9

Item 2
Management's Discussion and Analysis of Financial Condition
  and Results of Operations ........................................................................   10-14

Item 3

Controls and Procedures ............................................................................      15
PART II

OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................      16

Item 2. Changes in Securities ......................................................................      16

Item 3. Defaults Upon Senior Securities ............................................................      16

Item 4. Submission of Matters to a Vote of Security Holders ........................................      16

Item 5. Other Information ..........................................................................      16

Item 6. Exhibits and Reports on Form 8-K ...........................................................      17

Item 7. Signatures .................................................................................      18

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                 December 31,      June 30,
                                                                                 ------------      --------
           Assets                                                                    2002            2003
                                                                                   --------        --------
Cash on hand                                                                       $    654        $    453
Interest earning deposits                                                             4,309           4,012
                                                                                   --------        --------
         Cash and cash equivalents                                                    4,963           4,465

Investment securities:
   Held to maturity (market value of $612 in 2002 and $1,857 in 2003)                   592           1,814
   Available for sale                                                                 2,954           4,132
Loans receivable, net                                                                43,880          42,477
Mortgage-backed securities:
   Available for sale                                                                 2,396           2,197
Premises and equipment, net                                                             850             843
Federal Home Loan Bank stock, at cost                                                   586             597
Accrued interest receivable                                                             266             258
Other assets                                                                            125             151
                                                                                   --------        --------

         Total assets                                                              $ 56,612        $ 56,934
                                                                                   ========        ========

   Liabilities and Stockholders' Equity

Deposits:
   Non-interest-bearing                                                            $  1,341        $  1,151
   Interest-bearing                                                                  42,271          42,440
                                                                                   --------        --------
         Total deposits                                                              43,612          43,591

Advance payments by borrowers for taxes and insurance                                   184             406
Accrued expenses and other liabilities                                                   73             101
Income taxes:
   Current                                                                              203              41
   Deferred                                                                             216             210
                                                                                   --------        --------
         Total liabilities                                                           44,288          44,349
                                                                                   --------        --------

Stockholders' equity:
   Common stock ($.10 par value, 4,000,000 shares authorized; 767,000 shares issued; 578,247 and 570,522 outstanding at
     December 31, 2002 and June 30, 2003, respectively)                                  58              57
   Paid-in capital                                                                    5,074           4,970
   Retained income, substantially restricted                                          7,388           7,711
   Treasury stock at cost (1,300 shares at December 31, 2002)                           (21)             --
   Accumulated other comprehensive income                                                32              22
   Unearned compensation:
     Employee stock ownership plan                                                     (207)           (175)
                                                                                   --------        --------
         Total stockholders' equity                                                  12,324          12,585
                                                                                   --------        --------

         Total liabilities and stockholders' equity                                $ 56,612        $ 56,934
                                                                                   ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                    For Three Months Ended         For Six Months Ended
                                                           June 30,                      June 30,
                                                    ----------------------        ----------------------
                                                      2002           2003           2002           2003
                                                    -------        -------        -------        -------
Interest income:
   Loans                                            $   864        $   804        $ 1,735        $ 1,629
   Mortgage-backed securities                            34             16             67             37
   Investments                                           33             45             60             82
   Interest earning deposits                             18             11             38             23
                                                    -------        -------        -------        -------
         Total interest income                          949            876          1,900          1,771
                                                    -------        -------        -------        -------

Interest expense:
   Deposits                                             339            251            719            521
   FHLB Advances                                         --             --             --             --
                                                    -------        -------        -------        -------
         Total interest expense                         339            251            719            521
                                                    -------        -------        -------        -------

         Net interest income                            610            625          1,181          1,250

Provision for loan losses                                 9              9             18             18
                                                    -------        -------        -------        -------
         Net interest income after provision
           For loan losses                              601            616          1,163          1,232

Non-interest income:
   Loan fees and service charges                         46             46            101             91
   Other                                                  1              2              3              4
                                                    -------        -------        -------        -------
         Total non-interest income                       47             48            104             95
                                                    -------        -------        -------        -------

Non-interest expenses:
   Compensation                                         180            165            336            334
   Employee benefits                                     41             44             76             86
   Net occupancy expense                                 32             34             63             71
   Deposit insurance premiums                             2              2              4              4
   Data processing                                       32             32             66             66
   Other                                                 74             73            140            150
                                                    -------        -------        -------        -------
         Total non-interest expenses                    361            350            685            711
                                                    -------        -------        -------        -------

         Income before income taxes                     287            314            582            616

Income tax expense                                      111            121            225            238
                                                    -------        -------        -------        -------

         Net income                                 $   176        $   193        $   357        $   378

Other comprehensive income (loss)                        56             --             40            (10)
                                                    -------        -------        -------        -------

         Comprehensive income                       $   232        $   193        $   397        $   368
                                                    =======        =======        =======        =======
Earnings per share
   Basic                                            $   .32        $   .36        $   .65        $   .70

   Diluted                                          $   .32        $   .36        $   .65        $   .70

The accompanying notes are an integral part of these consolidated financial statements.

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                                                     Accumulated
                                                                                        Other      Unearned Compensation
                                             Common  Paid-In   Retained   Treasury  Comprehensive  ---------------------
                                             Stock   Capital    Income     Stock       Income        for ESOP  for RSP       Total
                                             -----   -------    ------     -----       ------        --------  -------       -----
Balance at December 31, 2001                   58      5,112      6,781       --        (20)           (278)     (46)        11,607

Net income                                     --         --        718       --         --              --       --            718

Other comprehensive income                     --         --         --       --         52              --       --             52

Cash dividends declared ($.20 per share)       --         --       (111)      --         --              --       --           (111)

Treasury stock purchased (6,048 shares)        --         --         --      (96)        --              --       --            (96)

Retirement of treasury stock (4,748 shares)    --        (75)        --       75         --              --       --             --

Compensation earned                            --         37         --       --         --              71       46            154
                                             ----    -------    -------    -----       ----           -----     ----       --------

Balance at December 31, 2002                 $ 58    $ 5,074    $ 7,388    $ (21)      $ 32           $(207)    $ --       $ 12,324

Net income                                     --         --        378       --         --              --       --            378

Other comprehensive income                     --         --         --       --        (10)             --       --            (10)

Cash dividends declared ($.10 per share)       --         --        (55)      --         --              --       --            (55)

Treasury stock purchased (6,425 shares)        --         --         --     (107)        --              --       --           (107)

Retirement of treasury stock (7,725 shares)    (1)      (128)        --      128         --              --       --             (1)

Compensation earned                            --         24         --       --         --              32       --             56
                                             ----    -------    -------    -----       ----           -----     ----       --------

Balance at June 30, 2003                     $ 57    $ 4,970    $ 7,711    $  --       $ 22           $(175)    $ --       $ 12,585
                                             ====    =======    =======    =====       ====           =====     ====       ========

The accompanying notes are an integral part of these consolidated financial statements.

                        SFB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                   --------------------
                                                                     2002         2003
                                                                   -------      -------
Operating activities:
   Net income                                                      $   357      $   378
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                       47           53
     Provision for loan losses                                          18           18
     (Decrease) increase in reserve for uncollected interest            (2)           6
     Net increase in deferred loan fees                                  6            7
     Accretion of discounts on investment securities, net              (14)         (15)
     Amortization of premiums on mortgage-backed securities              2           20
     Amortization of unearned compensation                              98           56
     FHLB stock dividends                                              (12)         (11)
     Change in operating assets and liabilities:
       Other assets                                                     35          (26)
       Accrued interest receivable                                      12            2
       Accrued expenses and other liabilities                           20           28
       Current income taxes                                             61         (162)
                                                                   -------      -------
         Net cash provided by operating activities                     628          354
                                                                   -------      -------

Investing activities:
   Maturities of investment securities held to maturity                 75           53
   Purchase of investment securities held to maturity                   --       (1,260)
   Maturities of investment securities available for sale              300        1,225
   Purchase of investment securities available for sale             (1,438)      (2,421)
   Purchase of mortgage-backed securities available for sale            --         (997)
   Principal payments on mortgage-backed securities
     Available for sale                                                441        1,176
   Net decrease in loans                                               397        1,379
   Purchase of premises and equipment                                  (96)         (46)
                                                                   -------      -------
         Net cash used by investing activities                        (321)        (891)
                                                                   -------      -------

Financing activities:
   Net decrease in deposits                                           (614)         (21)
   Increase in advance payments by borrowers for taxes
     and insurance                                                     230          222
   Stock repurchased                                                   (43)        (107)
   Payment of cash dividend                                            (56)         (55)
                                                                   -------      -------
         Net cash (used) provided by financing activities             (483)          39
                                                                   -------      -------

         Decrease in cash and cash equivalents                        (176)        (498)

Cash and cash equivalents at beginning of period                     6,786        4,963
                                                                   -------      -------

Cash and cash equivalents at end of period                         $ 6,610      $ 4,465
                                                                   =======      =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                      $   708      $   509
     Income taxes                                                      196          408
                                                                   =======      =======

Noncash transactions:
   Unrealized gains (losses) on securities and mortgage-backed
     securities available for sale, net of deferred taxes          $    40      $   (10)
    Loan charge off's                                                   32            4

The accompanying notes are an integral part of these consolidated financial statements.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                SFB BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    Basis of Preparation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the interim periods ended June 30, 2003 are not necessarily indicative of the results, which may be expected for the entire year or any other future interim periods.

      It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2002 which are included in the Form 10-KSB by reference (file no. 0-22587).

2.    Earnings Per Share

      Basic earnings per common share ("EPS") for all periods presented is computed by dividing net income by the weighted average number of common share outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares, which include stock options. Dilutive potential common shares are calculated using the treasury stock method. Options to purchase 73,630 shares of the Company's common stock were outstanding during the three and six months ended June 30, 2003.

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                              Three months ended,
                                                   ----------------------------------------
                                                      June 30, 2002        June 30, 2003
                                                   ------------------   -------------------
                                                   Income      Shares   Income       Shares
                                                   ------      ------   ------       ------
      Net Income                                    $176                 $193
      BASIC EPS
        Income available to common stockholders     $176         550     $193         538
        Per share amount                            $.32                 $.36
      Effect of Dilutive Securities                 $.00                 $.00
      DILUTED EPS
        Income available to common stockholders     $176         550     $193         543
        Per share amount                            $.32                 $.36

                                                               Six months ended,
                                                   ----------------------------------------
                                                      June 30, 2002        June 30, 2003
                                                   ------------------   -------------------
                                                   Income      Shares   Income       Shares
                                                   ------      ------   ------       ------
      Net Income                                    $357                 $378
      BASIC EPS
        Income available to common stockholders     $357         550     $378         539
        Per share amount                            $.65                 $.70
      Effect of Dilutive Securities                 $.00                 $.00
      DILUTED EPS
        Income available to common stockholders     $357         550     $378         541
        Per share amount                            $.65                 $.70

3.    Asset Quality

      The following table provides information regarding the Bank's nonperforming loans (i.e., loans which are contractually past due 90 days or more) at December 31, 2002 and June 30, 2003, respectively. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                December 31,        June 30,
                                                    2002              2003
                                                ------------        --------

                                                    (Dollars in Thousands)

      Nonaccrual loans                             $   189          $   278
      Repossessed real estate                           --               --
                                                   -------          -------
      Total nonperforming assets                   $   189          $   278
                                                   =======          =======

      Nonperforming loans to net loans                 .43%             .65%
      Nonperforming assets to total assets             .33%             .49%

SFB BANCORP, INC. AND SUBSIDIARY      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

      The provisions of SFAS 148 are not applicable if the result of recording stock-based compensation for the reporting periods is not material. Accordingly, for the current reporting periods if the Company had recorded stock-based compensation the effects would not have been material.

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

Comparison of Financial Condition

Net loans receivable decreased approximately $1.4 million for the period ended June 30, 2003, as compared to December 31, 2002. The decrease in net loans receivable primarily reflects the Company's inability to originate and retain loans secured by single-family residential real estate and consumer loans given the current rate environment.

The Company has been attempting to increase its yield on interest-earning assets under the current rate environment by moving funds from cash and overnight accounts to investments and mortgage-backed securities. Total net investment and mortgage-backed securities increased $2.2 million, or 37.0% to $8.1 million at June 30, 2003.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2002 and 2003

Net Income. Net income for the three months ended June 30, 2003 increased $17,000, or 9.7%, from $176,000 in 2002, to $193,000 in 2003. Net income increased $21,000, or 5.9%, to $378,000 for the six months ended June 30, 2003, from $357,000 in 2002. The increase for the three months ended June 30, 2003, compared to the same three month period in 2002, was primarily the result of an increase in the net interest margin of $15,000, a $11,000 decrease in other non-interest expenses, offset by an increase of $10,000 in income tax expense. Diluted income per share increased $.04, from $.32 for the three month ended June 30, 2002, to $.36 for the three months ended June 30, 2003. The increase for the six months ended June 30, 2003, compared to the same six month period in 2002, was primarily the result of an increase in the net interest margin of $69,000, offset by a $26,000 increase in other non-interest expenses and a increase of $13,000 in income tax expense. Diluted income per share increased $.05, from $.65 for the six months ended June 30, 2002, to $.70 for the three months ended June 30, 2003.

Net Interest Income. Net interest income increased $15,000, from $610,000 for the three months ended June 30, 2002, to $625,000 for the three months ended June 30, 2003. Net interest income increased $69,000, to approximately $1.2 million for the six months ended June 30, 2003. The increase in net interest income for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, primarily reflects an increase of approximately $546,000 in average interest-earning assets over average interest-bearing liabilities, combined with an increase in the interest rate spread of 27 basis points to 4.06% at June 30, 2003. The net interest margin increased 14 basis points to 4.54% for the three months ended June 30, 2003, compared to 2002. The increase in net interest income for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, primarily reflects an increase of approximately $682,000 in average interest-earning assets over average interest-bearing liabilities, combined with an increase in the interest rate spread of 39 basis points to 4.03% at June 30, 2003. The net interest margin increased 26 basis points to 4.53% for the six months ended June 30, 2003, compared to 2002.

Interest Income. Interest income decreased $73,000, from approximately $949,000 for the three months ended June 30, 2002, to $876,000 for the three months ended June 30, 2003. Interest income decreased $129,000, to approximately $1.8 million for the six months ended June 30, 2003, as compared to $1.9 million for the six months ended June 30, 2002. The decrease for the three months ended June 30, 2003, was attributable to a decrease in the average yield on interest-earning assets of 49 basis points, from 6.85% for the three months ended June 30, 2002, to 6.36% for the three months ended June 30, 2003, combined with a decrease in average interest-earning assets of approximately $338,000, from $55.4 million at June 30, 2002, to $55.1 million at June 30, 2003. The decrease for the six months ended June 30, 2003, was primarily attributable to a decrease in the average yield on interest-earning assets of 45 basis points, from 6.86% for the six months ended June 30, 2002, to 6.41% for the six months ended June 30, 2003, combined with a decrease in average interest-earning assets of approximately $178,000, from $55.4 million at June 30, 2002, to $55.2 million at June 30, 2003.

Interest on loans decreased $60,000 for the three months ended June 30, 2003, as compared to the same period in 2002, and $106,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The decrease in interest on loans for the three months ended June 30, 2003, primarily reflects an decrease of approximately $1.2 million in the average loans outstanding balance for 2003, compared to 2002, combined with a 33 basis point decrease in the average yield on loans from 7.84% in 2002, to 7.51% in 2003. The decrease in interest on loans for the six months ended June 30, 2003, primarily reflects an decrease of approximately $1.1 million in the average loans outstanding balance for 2003, compared to 2002, combined with a 30 basis point decrease in the average yield on loans from 7.86% in 2002, to 7.56% in 2003.

Interest on mortgage-backed securities decreased approximately $18,000 for the three months ended June 30, 2003, compared to the three-month period in 2002, and approximately $30,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The decrease in interest on mortgage-backed securities for the three months ended June 30, 2003, was primarily the result of a decrease of approximately $953,000 in the average invested balance of mortgage-backed securities, compared to the three-month period in 2002, combined with a 135 basis point decrease in the average yield on mortgage-backed securities to 3.28% for the three months ended June 30, 2003. The decrease in interest on mortgage-backed securities for the six months ended June 30, 2003, was primarily the result of a decrease of approximately $876,000 in the average invested balance of mortgage-backed securities, compared to the six month period in 2002, combined with a 90 basis point decrease in the average yield on mortgage-backed securities to 3.79% for the six months ended June 30, 2003.

Interest on investment securities increased approximately $12,000 for the three months ended June 30, 2003, as compared to the same period in 2002, and approximately $22,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The increase in interest on investments for the three months ended June 30, 2003, primarily reflects a increase of approximately $2.8 million in the average investment balance for 2003, compared to 2002, offset by a 133 basis point decrease in the average yield on investments from 4.43% in 2002, to 3.10% in 2003. The increase in interest on investments for the six months ended June 30, 2003, primarily reflects a increase of approximately $2.1 million in the average investment balance for 2003, compared to 2002, offset by a 99 basis point decrease in the average yield on investments from 4.33% in 2002, to 3.34% in 2003.

Interest on interest-earning deposits decreased approximately $7,000 for the three months ended June 30, 2003, as compared to the same period in 2002, and approximately $15,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The decrease in interest on interest-earning deposits for the three months ended June 30, 2003, primarily reflects a decrease of approximately $1.0 million in the average interest-earning deposits balance for 2003, compared to 2002, combined with a 27 basis point decrease in the average yield on interest-earning deposits from 1.32% in 2002, to 1.05% in 2003. The decrease in interest on interest-earning deposits for the six months ended June 30, 2003, primarily reflects a decrease of approximately $326,000 in the average interest-earning deposits balance for 2003, compared to 2002, combined with a 48 basis point decrease in the average yield on interest-earning deposits from 1.37% in 2002, to 0.89% in 2003. The Company anticipates utilizing its cash and interest-earning deposit balances to fund future loan demand or other investments.

Interest Expense. Interest expense decreased $88,000, from $339,000 for the three months ended June 30, 2002, to $251,000 for the three months ended June 30, 2003. Interest expense decreased $198,000, from approximately $719,000 for the six months ended June 30, 2002, to $521,000 for the six months ended June 30, 2003. The decrease for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, was primarily the result of an 74 basis point decrease in the average cost of funds, combined with an approximate $884,000 decrease in average interest-bearing liabilities. The decrease for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, was primarily the result of an 84 basis point decrease in the average cost of funds, combined with an approximate $861,000 decrease in average interest-bearing liabilities. For the three months ended June 30, 2003 the cost of funds was 2.31% and for the six months the cost of funds was 2.38%.

Under the current rate environment the Company has experienced above normal net interest margins. This is mainly attributable to the Company's liabilities being more sensitive to short-term re-pricing than its assets. If the rate environment were to increase our interest expense could rise faster than our interest income potentially resulting in lower net interest margins.

Provision for Loan Losses. The provision for loan losses for three and six month period ended June 30, 2002 and 2003 was $9,000 and $18,000, respectively. The Company's management routinely performs an analysis to quantify the inherent risk of loss in its portfolio. At June 30, 2003, the ratio of the allowance for loan loss was at a level deemed adequate by management to provide for losses in the loan portfolio. The ratio of allowance for loan loss to non-performing loans at June 30, 2003, was 136%, and nonperforming assets represented .49% of total consolidated assets. Nonperforming assets were approximately $278,000 at June 30, 2003, compared to $189,000 at December 31, 2002. Management is not aware of any trends or events inherent to its loan portfolio that has not been provided for in its loan loss allowance. There, however, can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income continues to be an additional source of income for the Company. Fees on new loan production and service fees on other products and services produce the income. Total non-interest income amounted to $48,000 and $95,000 for the three and six months ended June 30, 2003, respectively, and $47,000 and $104,000 for the three and six months ended June 30, 2002, respectively.

Non-Interest Expense. Non-interest expense decreased $11,000, from $361,000 for the three months ended June 30, 2002, to $350,000 for the three months ended June 30, 2003. Non-interest expense increased $26,000, from approximately $685,000 for the six months ended June 30, 2002, to $711,000 for the six months ended June 30, 2003. The decrease for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, was primarily the result of $15,000 decrease in compensation expense offset by $3,000 increase in employee benefits. The decrease in compensation expense was mainly attributable to the payment of dividend equivalency rights in the first quarter 2003 for the cash dividend paid in December 2002. Similar payments of such rights were paid in the three months ended June 30, 2002. For the six months ended June 30, 2003, the increase was primarily the result of a $10,000 increase in employee benefit expense, $8,000 in net occupancy expense and $10,000 in other expenses. The increase in employee benefit expense for the three and six month periods in 2003, compared to 2002, was primarily due to expensing the monthly allocation of the Employee Stock Ownership Plan shares at a higher average fair value in 2003, as compared to 2002. The increase in net occupancy expense for the six months in 2003, compared to 2002, was mainly attributable to additional depreciation associated with the new ATM at the Mountain City branch office and the upgrade of the ATM at the Wallace Street branch in Elizabethton, combined with general office machine maintenance. The increase in other expenses for the six months in 2003, compared to 2002, was mainly attributable to additional general operating expenses.

Income Taxes. Income tax expense for the three months ended June 30, 2003, was $121,000, compared to $111,000 for the same period in 2002. Income tax expense for the six months ended June 30, 2003, was $238,000, compared to $225,000 for the same period in 2002. The increase for the three and six month periods was principally the result of higher pre-tax income. The effective tax rate for both the three and six months in 2003 was approximately 38.6%.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. Obligations to fund outstanding loan commitments at June 30, 2003 were approximately $374,000.

At June 30, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at June 30, 2003, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

The Bank exceeded all of its capital requirements at June 30, 2003. The Bank had the following capital ratios at June 30, 2003:

                                                             For Capital           Categorized as
                                        Actual            Adequacy Purposes    "Well Capitalized"(1)
                                  ------------------      -----------------    ---------------------
                                  Amount       Ratio      Amount      Ratio      Amount      Ratio
                                  ------       -----      ------      -----      ------      -----
As of June 30, 2003:

Total Capital
   (To risk weighted assets)      $12,325      38.7%      $2,548       8.0%      $3,185      10.0%

Tier I Capital
   (To risk weighted assets)      $11,947      37.5%      $1,274       4.0%      $1,911       6.0%

Tier I Capital
   (To total assets)              $11,947      21.1%      $1,695       3.0%      $2,825       5.0%

Tangible Capital
   (To total assets)              $11,947      21.1%      $  847       1.5%      $2,825       5.0%

(1)   As categorized under the Prompt Corrective Action Provisions.

Item 3.

                             CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

Part II.                       OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2003, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company ("Meeting") was held on May 15, 2003. The results of the vote on the matters presented at the Meeting were as follows:

      1. The following individuals were elected as directors, each for a three-year term:

                                        Vote For   Vote Withheld
                                        --------   -------------

            Donald W. Tetrick            487,900        -0-

            Peter W. Hampton, Jr         487,900        -0-

      2. Ratification of the appointment of Crisp Hughes Evans LLP as the Company's independent audit firm was approved by stockholders by the following vote

            For      487,900;  Against      -0-;  Abstain      -0-

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

(a)   3(i)  Charter of SFB Bancorp, Inc.*

      3(ii) Bylaws of SFB Bancorp, Inc. *

      4     Specimen Stock Certificate *

      10    Employment Agreement with Peter W. Hampton *

      10.1  SFB Bancorp, Inc. 1998 Stock Option Plan **

      10.2  Security Federal Bank Restricted Stock Plan **

      31.1 Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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


Date: August 8, 2003                   By: /s/ Peter W. Hampton
                                           -------------------------------------
                                         Peter W. Hampton
                                         (President and Chief Executive Officer)


Date: August 8, 2003                   By: /s/ Bobby Hyatt
                                           -------------------------------------
                                         Bobby Hyatt
                                         (Vice President and Finance Officer)